Form 10-K
period 1993-12-31
ESSEX GROUP INC
filed 1994-03-29
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1993
                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from             to
                                    ___________    ___________

                          Commission File Number  1-7418
                                                  ______

                                ESSEX GROUP, INC.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)

             MICHIGAN                                          35-1313928
    __________________________________________________________________________
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    1601 WALL STREET, FORT WAYNE, INDIANA                          46802
    __________________________________________________________________________
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number:  (219) 461-4000

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
    Title of each class                            which registered

    10% Senior Notes due 2003                      Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                       None
    __________________________________________________________________________
                                 (Title of class)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
    10-K or any amendment to this Form 10-K.     [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    [X ] Yes    [  ] No

    No voting stock is held by non-affiliates of the registrant.

    As of February 28, 1994 the registrant had outstanding 100 shares of $.01 Par Value Common Stock.

    The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

                    DOCUMENTS INCORPORATED BY REFERENCE - None

                                      PART I

    Item 1.  Business

    General

     Essex Group, Inc. (the "Company") develops, manufactures and markets electrical wire and cable and electrical insulation products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for the construction industry; telephone cable for the telecommunications industry; wire for automotive and industrial applications; and insulation products for the electrical industry. The Company's operations at
    December 31, 1993 included 26 domestic manufacturing facilities and employed approximately 3,755 persons.

     The Company was founded in Detroit, Michigan in 1930 to manufacture electrical wire harnesses for automobiles exclusively for the Ford Motor Company. United Technologies Corporation ("UTC") acquired the Company in 1974 and operated it as a wholly-owned subsidiary. On February 29, 1988, MS/Essex Holdings Inc. ("Holdings"), acquired the Company from UTC (the "1988 Acquisition"). After the 1988 Acquisition, the outstanding common stock of Holdings was beneficially owned by the Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others.

     On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. The shareholders of BE included Bessemer Capital Partners, L.P. ("BCP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette, Inc., Chemical Equity Associates, A California Limited Partnership ("CEA"), and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. During 1993, BCP transferred its ownership interest in Holdings to Bessemer Holdings, L.P. ("BHLP"), an affiliate of BCP. See note 2 to the table included herein setting forth information regarding beneficial ownership of Holdings common stock under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding BHLP.

    Product Lines

     The Company's wire products include magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire; telecommunication cable; and various types of automotive and industrial wires for applications in automobiles, trucks, appliances and construction. Insulation products include mica paper and mica-based composites laminated with glass, fabric and synthetic films, in combination with various proprietary or purchased polymers.

     The following table sets forth for each of the three years in the period ended December 31, 1993 the dollar amounts and percentages of sales of each of the Company's major product lines and identifies the division (defined below) with which each line is associated:

                                                    Sales                 Percentage of Sales
                                         ---------------------------    -----------------------
                                          1993      1992        1991      1993    1992    1991
                                         ------    ------      ------    ------  ------  ------
                                                (In millions)

    Building wire (WCD)                  $332.2    $374.6      $387.0(a)  38%     41%      44%
    Magnet wire (MWI)                     240.9     230.3       221.4     28      25       25
    Telecommunication cable (TPD)         135.9     154.0       162.8     16      17       18
    Automotive & appliance wire (EPD)     114.0     108.3(b)     71.2     13      12        8
    Insulation products (MWI)              43.7      40.1        41.8      5       5        5
    Other                                   2.1       2.1         1.3     --(c)   --(c)    --(c)
                                         ------    ------      ------     -----   -----    -----

    Total                                $868.8    $909.4      $885.5      100%    100%     100%
                                         ======    ======      ======     =====   =====    =====

    (a) Includes $32.6 million in sales of an industrial wire product line transferred to EPD effective January 1992.

    (b) Includes $32.7 million in sales of an industrial wire product line; sales of that product line were reported as WCD sales in prior years.

    (c) Less than 1.0%.

    Division Operations

     The Company classifies its operations into four major divisions based on the markets served: Wire and Cable Division ("WCD"); Magnet Wire and Insulation Division ("MWI"); Telecommunication Products Division ("TPD") and Engineered Products Division ("EPD"). A summary of the business of each major division is set forth below.

    Wire and Cable Division

     Products. WCD develops, manufactures and markets a complete line of building wire and other related wire products. Specific examples include service entrance cable, underground feeder wire and nonmetallic wire and cable for the residential market and a variety of insulated wires for the nonresidential market. The ultimate end users are electrical contractors and "do-it-yourself" consumers.

     Sales and Marketing. WCD has produced building wire and cable in the United States since 1933. WCD has developed and maintained a large and diverse customer base, selling primarily to electrical distributors, hardware wholesalers and consumer product retailers. WCD's products are marketed nationally through manufacturers representatives and a Company sales force. WCD has distribution facilities throughout the United States and one in Canada.

     Historically, approximately 65% of the Company's building wire market is attributable to remodeling and repair activity while the remaining 35% is attributable to new residential and nonresidential construction.

    Magnet Wire and Insulation Division

     Products. MWI develops and manufactures magnet wire and insulation products for the electrical equipment and electronics industries in the United States. MWI offers a comprehensive line of insulation and magnet wire products, including over 500 types of magnet wire used in a wide variety of motors, coils, relays, generators, solenoids and transformers.

     Sales and Marketing. Historically, 66% of MWI sales have been made directly to end users and 34% of sales have been to distributors. The Company distributes electrical insulating materials and certain appliance and magnet wire products through its IWI distribution chain ("IWI"). IWI is a national distributor providing the Company access to small original equipment manufacturers and motor repair markets.

     In response to a growing number of Japanese transplant businesses that supply products to Japanese automobile companies with United States manufacturing operations, the Company established a joint venture with The Furukawa Electric Company, LTD., Tokyo, Japan ("Femco") in 1988. In the second quarter of 1993, the Company completed construction of a new manufacturing facility that is occupied by both the Company and Femco. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers for their production facilities in the United States.

    Telecommunication Products Division

     Products. TPD develops, manufactures and markets a broad line of plastic insulated conductor and plastic jacketed telephone cables primarily for use in the United States telephone network, although it is expanding its capability to manufacture products for overseas markets. TPD manufactures polyolefin, PVC, and fluoropolymer insulated cable of various types as well as specialized cables adapted to customer requirements. New product design and materials development activities are supported by TPD's Product Development and Materials Engineering Laboratory.

     Sales and Marketing. TPD sells products to regional Bell operating companies, many smaller domestic telephone companies and to telephone companies and private contractors overseas. Competition is based primarily on price, with service and product quality important, but secondary, considerations.

    Engineered Products Division

     Products. EPD develops, manufactures and distributes automotive primary wire, ignition wire, battery cable, flexible cordage, motor lead wire, submersible pump cables and welding cable. Automotive products are sold primarily to suppliers of automotive original equipment, while industrial wire and cable products are sold to appliance and power tool manufacturers. A recent acquisition has expanded EPD's product offering with the addition of specialty wiring assemblies including heavy truck harnesses and automotive ignition wire assemblies. See "Business-- Business Development."

     Sales and Marketing. EPD has one principal customer. See Significant Customer below. Considerable progress has been made, however, to broaden its automotive customer base. To this end, the Company has retained an independent sales organization, located in the Detroit, MI area that provides EPD with the local presence necessary to attract and service new customers in the automotive wire market. Sales representatives from MWI and WCD also call on and service many of the division's other original equipment manufacturer customers. EPD has been recognized as a technology leader in the automotive wire and cable industry by two major customers. This has led to increased business with these customers and has helped EPD obtain significant new business from other customers. The principal customer of EPD continues to be serviced by a dedicated sales representative who is a Company employee.

     Significant Customer. UTC's Automotive Group is the principal customer for EPD's automotive wire, generating approximately 40% of EPD's revenues in 1993. This percent has declined from previous years, when the proportion was as high as 60%, principally through developing a broader customer base; a strategy which is expected to continue. In the event this customer were to cease buying the Company's products, the Company believes EPD could be adversely impacted. However, the Company further believes that if this event were to occur it would market to other customers and any underutilized equipment could be altered to produce other wire products at a reasonable cost and in a reasonable period of time.

    Business Development

     The Company has established plans to increase sales across many of its product lines by expanding product offerings within compatible markets, targeting new global markets for existing products and expanding penetration in those overseas markets where a presence has already been established. To accomplish this objective, the Company expects to make business acquisitions and capital investments in new plant and equipment as necessary in the United States and intends to pursue select investments in strategic partners and participate in joint ventures off-shore. A senior executive has been appointed to direct new business development and international activities for the Company.

     In the second quarter of 1993 the Company completed construction of a new magnet wire manufacturing facility, a portion of which is leased to Femco. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers for their production facilities in the United States. In addition to an expanded presence in Japanese transplant markets, the Company also expects to benefit from the Femco joint venture through application of new production methods, product improvement and production efficiencies which, in turn, should have application to other Company Magnet Wire and Insulation Division production facilities. See "Division Operations--Magnet Wire and Insulation." In the fourth quarter of 1993 the Company completed the acquisition of a Mississippi based company which provides an entry into specialty wiring assemblies including heavy truck harnesses and automotive ignition wire assemblies. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity, Capital Resources and Financial Condition." Also during 1993, the Company made an equity investment in a major Mexican wire producer to establish an investment presence in the Latin American wire markets.

    Manufacturing Strategy

     The Company's manufacturing strategy is primarily focused on maximizing product quality and optimizing production efficiencies. The Company has achieved a high level of vertical integration through internal production of its principal raw materials: copper rod, enamels and resin compounds. The Company believes one of its primary cost advantages in the magnet wire business is its ability to produce most of its enamel requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, telecommunication, automotive and industrial wire products, provides cost advantages because the process achieves greater control over the cost and quality of essential components used in production. These operations are supported by the Company's metallurgical, chemical and polymer development laboratories.

     To further optimize production efficiencies, the Company invests in new plants and equipment, pursues plant rationalizations, and participates in joint venture opportunities. In the period 1988 through 1991, the Company spent an average of $13.4 million per year for capital projects. In 1992 and 1993, the Company made capital expenditures of approximately $31.2 million and $26.2 million, respectively. Company management has continued to identify opportunities to improve the efficiency of its manufacturing facilities and has employed rationalization efforts to accomplish those improvements.

    Manufacturing Process

     Copper rod is the base component for most of the Company's wire products. The Company buys copper cathode from a variety of producers and dealers and also reclaims and reprocesses scrap copper from its own and other operations. See "Metals Operations." After the rod is manufactured at the Company's rod mills, it is shipped to other manufacturing facilities where it is processed into the wire and cable products produced by the Company. See "Copper Rod Production."

     The  manufacturing  processes for  all  of the  Company's wire  and cable
    products require that  the copper  rod be  drawn and  insulated.   Certain
    products also require that the wire be "bunched" or "cabled".

     Wire Drawing. Wire drawing is the process of reducing the metal conductor diameter by pulling it through a converging die until the specified product size is attained. Since the reduction is limited by the breaking strength of the metal conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines.

     Bunching. Bunching is the process of twisting together single wire strands to form a concentric construction ranging from seven to over 200 strands. The major purpose of bunching is to provide improved flexibility while maintaining current carrying capacity. For some applications (for example, automotive uses), the final wire must be concentric, requiring accurate control of the bare wire's mechanical properties, tension, and diameter. In other applications, such as building wire, different diameters are used within the single conductors to produce a round wire.

     Insulating. The magnet wire insulating materials (enamels) manufactured by the Company's chemical processing facility are polymeric materials produced by one of two methods. One method involves the blending of commercial resins which are dissolved in various solvents and then modified with catalysts, pigments, cross-linking agents and dyes. The other method involves building polymer resins to desired molecular weights in reactor systems.

     The enamelling process used in the manufacture of some magnet wire involves applying several thin coats of liquid enamel and evaporating the solvent in baking chambers. Some enamels require a specific chemical reaction in the baking chamber to fully cure the film. Enamels are generally applied to the wires in excess, which is then metered off with dies or rollers; however, some applications apply only the required amount of liquid enamel.

     Most other wire products are insulated with plastic or rubber compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it into final form as it is applied to the wire. The Company has the capability to manufacture both rubber and PVC jacketing and insulating compounds, which are then extruded onto wire.

     In order to enhance the insulation properties of certain products, the polymers can be cross-linked chemically or by radiation after the extrusion process. Extensive chemical cross-linking capability exists within certain of the Company's facilities. In addition, an electron beam radiation facility is utilized at the Lafayette, Indiana plant.

     Once the wire is fabricated, it is packaged and shipped to regional warehouses, distributors or directly to customers.

    Metals Operations

     Although the Company classifies its business into four principal divisions (see "Division Operations" above) the metals operations, due to cost efficiencies, are centrally organized. Copper is the critical component of the Company's overall cost structure, comprising approximately 50% of the Company's 1993 total production cost of sales. Through centralization, the Company carefully manages its copper procurement, internal distribution, manufacturing and scrap recycling processes.

     The Company's operations are vertically integrated in the production of copper rod; the Company believes that only a few of its larger competitors are able to match this capability. The Company manufactures most of its copper rod requirements and purchases the remainder from various suppliers.

     Copper Procurement

     The Company centralizes its copper purchases. In 1993 the Company bought approximately 225,000 tons of copper. North American copper producers and metals merchants accounted for approximately 98% of such purchases.

     Under producer contracts, the Company commits to take a specified tonnage per month. Most producer contracts have a one-year term. Pricing provisions vary, but they are based on the New York Commodity Exchange, Inc. ("COMEX") price plus a premium. Under merchant contracts, prices are also based on the COMEX price plus a premium. Payment terms are negotiated.

     Historically, the Company has had adequate supplies of raw materials available to it from producers and dealers, both foreign and domestic. Competition from other users of copper has not affected the Company's ability to meet its copper procurement requirements. However, no assurance can be given that the Company will be able to procure adequate supplies of copper to meet its future needs.

     Copper Rod Production

     The production of copper rod is an essential part of the Company's manufacturing process. Through vertical integration, the Company's ability to manufacture rod provides greater control over the cost and quality of an essential component used in producing most of the Company's products. Approximately 80% of the Company's rod requirements are provided internally, with the balance purchased from external sources. External rod purchases are used to cover rod requirements beyond the Company's capacity to produce and for rod requirements at manufacturing locations where shipping Company-produced rod is not cost effective. The Company currently has four rod production facilities which are strategically located near its major wire producing plants to minimize freight costs. During the third quarter of 1994, the Company expects to commence production at a fifth continuous casting unit to further supply its rod requirements and reduce costs.

     Copper rod is manufactured by a continuous casting process where high quality copper cathodes are melted in a shaft furnace. The molten copper is transferred to a holding furnace and siphoned directly onto a casting wheel where it is cooled and subsequently rolled into copper rod. The rod is subjected to quality control tests to determine that it meets the high quality standards of the Company's products. Numerous other quality tests are performed throughout the process to determine rod characteristic and provide proper utilization of rod by plants requiring specific processing requirements. Finally, the rod is packaged for shipment via an automatic in-line coiling packaging device.

     Copper Scrap Reclamation

     The Company's Metals Processing Center receives scrap from a majority of the Company's plants. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. A casting process is employed to manufacture copper rod from scrap material. This continuous casting process is unique in the industry in the conversion of scrap directly into rod. Manufacturing cost economies, particularly in the form of energy savings, result from the Company's direct production technique. Additionally, management believes that internal reclamation of scrap copper provides greater control over the cost to recover the Company's principal manufacturing by-product. The Company also obtains scrap from other copper wire producers in exchange for cathodes and processes it along with the internal scrap.

    Exports

     Sales of exported goods approximated $70.6 million, $75.5 million, and $40.8 million for the years ended December 31, 1993, 1992, and 1991, respectively. TPD is the Company's primary exporting division.

    Backlog

     The Company has no significant order backlog in that it follows the industry practice of producing its products on an ongoing basis to meet customer demand without significant delay. The Company believes the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates.

    Competition

     In each of the Company's operating divisions, the Company experiences competition from at least one major competitor. However, due to the diversity of the Company's product lines as a whole, no single competitor competes with the Company across the entire spectrum of the Company's product lines. Many of the Company's products are made to industry specifications, and are therefore essentially fungible with those of competitors. Accordingly, the Company is subject in many markets to competition on the basis of price, delivery time, customer service and ability to meet specialty needs. The Company believes it enjoys strong customer relations resulting from its long participation in the industry, its emphasis on customer service, its commitment to quality control, reliability, and its substantial production resources. The Company's distribution networks enable it to compete effectively with respect to delivery time. From time to time the Company has experienced reduced margins in certain markets due to price cutting by competitors.

    Employees

     As of December 31, 1993, the Company employed approximately 1,280 salaried and 2,475 hourly employees in 33 states. Labor unions represent approximately 50% of the Company's work force. Collective bargaining agreements expire at various times between 1994 and 1999. Contracts covering approximately 26% of the Company's unionized work force will expire at various times during the remainder of 1994. The Company believes that it will be able to renegotiate its contracts covering such unionized employees on terms that will not be materially adverse to it, however, no assurance can be given to that effect. The Company believes its relations with both unionized and nonunionized employees have been good.

    Item 2.  Properties

     At December 31, 1993 the Company operated 26 manufacturing facilities in 12 states. Except as indicated below, all of the facilities are owned by the Company or its subsidiaries. The Company believes its facilities and equipment are reasonably suited to its needs and are properly maintained and adequately insured.

     The following table sets forth certain information with respect to the manufacturing facilities of the Company at December 31, 1993:

                                                             Square
          Operation                         Location          Feet
          ---------                         --------         ------
     Engineered Products . . . . . .   Kosciusko, MS         90,000(a)
                                       Lafayette, IN        350,000
                                       Lexington, MS         43,000
                                       Marion, IN           254,000     (Leased)
                                       Marion, IN            50,000
                                       Orleans, IN          425,000
                                       Pana, IL             110,000

     Magnet Wire . . . . . . . . . .   Charlotte, NC         26,000     (Leased)
                                       Fort Wayne, IN       181,000
                                       Franklin, IN          35,000(b)
                                       Franklin, TN         289,000     (Leased)
                                       Kendallville, IN      88,000
                                       Rockford, IL         319,000
                                       Vincennes, IN        267,000

     Insulation  . . . . . . . . . .   Newmarket, NH        132,000
                                        (2 facilities)
                                       Rutland, VT           61,000

     Metals Processing . . . . . . .   Columbia City, IN     75,000
                                       Jonesboro, IN         56,000

     Telecommunication Products  . .   Chester, SC          218,000
                                       Hoisington, KS       239,000

     Wire and Cable  . . . . . . . .   Anaheim, CA          174,000
                                       Columbia City, IN    400,000
                                       Lithonia, GA         144,000
                                       Pauline, KS          501,000
                                       Tiffin, OH           260,000

    (a) Approximately 30,000 square feet of the Kosciusko, MS facility is leased.

    (b) The  total   square  footage   of  the   Franklin,   IN  facility   is
        approximately 70,000 of which 35,000 square feet is leased to Femco as described in the third succeeding paragraph below.

     In addition to the facilities described in the table above, the Company owns or leases 26 warehouses throughout the United States, plus one in Canada to facilitate the sale and distribution of its products. The Company owns and maintains executive and administrative offices in Fort Wayne, Indiana.

     The Company believes its plants are generally adequate to service the requirements of its customers. Overall, the Company's plants are utilized to a substantial, but not full degree. The extent of current utilization is generally consistent with historical patterns, and, in the view of the Company, is satisfactory. The Company does not view any of its plants as being substantially underutilized. Most plants operate on schedules of no less than three eight hour shifts, five days a week. During 1993, the Company's facilities operated overall at approximately 93% of capacity, with MWI at 93%, EPD at 77%, TPD at 95% and WCD at 95% of capacity.

     The property in Franklin, Indiana is a magnet wire manufacturing facility occupied by both the Company and Femco. Half of the Franklin, Indiana building is leased to Femco which was established in 1988 as a joint venture between the Company and The Furukawa Electric Company, LTD., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States. See Division Operations--Magnet Wire and Insulation and "Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity, Capital Resources and Financial Condition."

    Item 3.  Legal Proceedings

    Legal and Environmental Matters

     The Company is engaged in certain routine litigation arising in the ordinary course of business. The Company does not believe that the adverse determination of any pending litigation, either singly or in the aggregate, would have a material adverse effect upon its business, financial condition or results of operations.

     Potential environmental liability to the Company arises from both on-site contamination by, and off-site disposal of, hazardous substances. On-site contamination at certain Company facilities is the result of historic disposal activities, including activities attributable to Company operations and those occurring prior to the use of a facility site by the Company. Off-site liability would include cleanup responsibilities at various sites to be remedied under federal or state statutes for which the Company has been identified by the United States Environmental Protection Agency (the "EPA") (or the equivalent state agency) as a Potentially Responsible Party ("PRP").

     The Company has been named in government proceedings which involve environmental matters with potential remediation costs and, in certain instances, sanctions. Once the Company has been named as a PRP, it estimates the extent of its potential liability based upon, among other things, the number of other identified PRPs and the relative contribution of Company waste at the site. Nevertheless, the Company believes that, except as described in the next succeeding paragraph and subject to the $4.0 million "basket" described below and one other identified site, it will not bear the cost of investigation and cleanup at any of these sites because, pursuant to the Stock Purchase Agreement dated January 15, 1988 (the "1988 Acquisition Agreement") covering the 1988 Acquisition, UTC agreed to indemnify the Company against all losses, as defined in the 1988 Acquisition Agreement, incurred under any environmental protection and pollution control laws or resulting from or in connection with damage or pollution to the environment, and arising from events, operations or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at or prior to February 29, 1988. Except for certain matters relating to permit compliance, the Company believes that it is fully indemnified with respect to conditions, events and circumstances known to UTC prior to February 29, 1988, i.e., matters referred to in documents which were in UTC's possession, custody or control prior to the 1988 Acquisition or matters identified to UTC through the due diligence of Holdings. Further, the Company is indemnified, subject to a $4.0 million "basket" (the "Basket"), for losses related to any environmental events, conditions, or circumstances identified prior to February 28, 1993 to the extent such losses are not caused by activities of the Company after February 29, 1988. None of the foregoing was affected by the change in control of Holdings on October 9, 1992.

     The Company is not aware of any inability or refusal on the part of UTC to pay amounts which are owing under the UTC indemnity. From time to time, however, the Company and UTC have disagreed as to certain matters of fact which would be determinative as to whether a particular environmental matter is covered by the indemnity or is subject to the Basket. The matters involved have arisen seriatim over the past six years and have not been material. Each matter related to particular sites which have been remediated and the Company has expensed all amounts incurred by it in connection with such sites. Recently the Company and UTC agreed in principle to share financial responsibility for all of such matters without necessarily agreeing on all of the factual issues involved. The Company does not believe that, in light of the UTC indemnity, any of the environmental proceedings in which it is involved and for which it may be liable under the Basket or otherwise will, individually or in the aggregate, have a material adverse effect upon its business, financial condition or results of operations and none involves sanctions for amounts of $0.1 million or more.

     In 1967, following an investigation regarding the alleged violation of United States antitrust laws, the Company agreed that in the future it would refrain from tying the sale of magnet wire to the purchase of other products.

    Item 4.  Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 1993.

                                     PART II

    Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the common stock of the Company or of its parent, Holdings. The common stock of the Company and its parent has not been traded or sold publicly and accordingly no information with respect to sales prices or quotations is available.

    Item 6.  Selected Financial Data

     The following table sets forth (i) selected historical consolidated financial data of the Company prior to the Acquisition ("Predecessor") as of and for the nine month period ended September 30, 1992, and each of the years in the three year period ended December 31, 1991, (ii) selected historical consolidated financial data of the Company after the Acquisition ("Successor") as of and for the year ended December 31, 1993 and the three month period ended December 31, 1992, and, (iii) combined historical consolidated financial data of Successor for the three month period ended December 31, 1992 and Predecessor for the nine month period ended September 30, 1992. This data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and related notes included elsewhere herein. The selected historical consolidated financial data presented below as of and for each of the years in the two year period ended December 31, 1990, were derived from the audited consolidated financial statements of Predecessor (not presented herein). The selected historical consolidated financial data presented below, as of and for the year ended December 31, 1993, the three month period ended December 31, 1992, the nine month period ended September 30, 1992, and the year ended December 31, 1991, were derived from the consolidated financial statements of Successor and Predecessor, which were audited by Ernst & Young, independent auditors, whose report with respect thereto, together with such financial statements, appears elsewhere herein.

                              SUCCESSOR      COMBINED(a)                 PREDECESSOR
                         ------------------- ---------- ------------------------------------------
                                     Three     Twelve
                                     Month      Month   Nine Month
                           Year      Period    Period     Period
    In Thousands of        Ended     Ended      Ended     Ended
    Dollars, Except      December   December  December  September      Year Ended December 31,
    Ratio Data              31,       31,        31,       30,     -------------------------------
                           1993       1992      1992       1992      1991      1990       1989
    -------------------   ------     ------    ------     ------    ------    ------     ------

    Statement of
     Operations Data:
    Net sales            $868,846  $209,354     $909,351  $699,997  $885,492  $992,001  $1,054,044
    Other income - net        188       145        1,237     1,092       522     1,415         697
                         --------  --------     --------  --------  --------  --------  ----------

                          869,034   209,499      910,588   701,089   886,014   993,416   1,054,741
                         --------  --------     --------  --------  --------  --------  ----------

    Cost of goods sold    745,875   186,026      780,148   594,122   753,077   838,048     886,551
    Selling and
     administrative        75,489    22,349       81,958    59,609    80,227    80,267      77,622

    Interest(b)            25,241     8,086       22,591    14,505    24,969    31,893      39,018
    Unusual items(c)            -         -       18,139    18,139         -         -       9,139
                         --------  --------     --------  --------  --------  --------  ----------






                              SUCCESSOR      COMBINED(a)                 PREDECESSOR
                         ------------------- ---------- ------------------------------------------
                                     Three     Twelve
                                     Month      Month   Nine Month
                           Year      Period    Period     Period
    In Thousands of        Ended     Ended      Ended     Ended
    Dollars, Except      December   December  December  September      Year Ended December 31,
    Ratio Data              31,       31,        31,       30,     -------------------------------
                           1993       1992      1992       1992      1991      1990       1989
    -------------------   ------     ------    ------     ------    ------    ------     ------
    Total costs and
     expenses             846,605   216,461      902,836   686,375   858,273   950,208   1,012,330
                         --------  --------     --------  --------  --------  --------  ----------

    Income (loss) before
     income taxes and
     extraordinary
     charge                22,429    (6,962)       7,752    14,714    27,741    43,208      42,411
    Provision (benefit)
     for income taxes(d)   13,052    (1,900)       7,378     9,278    13,241    12,760      15,700
                         --------  --------     --------  --------  --------  --------  ----------

    Income (loss) before
     extraordinary
     charge                 9,377    (5,062)         374     5,436    14,500    30,448      26,711
    Extraordinary charge
     net of income tax
     benefit(e)             3,367         -          122       122     1,471         -           -
                         --------  --------     --------  --------  --------  --------  ----------
    Net Income (loss)     $ 6,010  $ (5,062)    $    252  $  5,314  $ 13,029  $ 30,448  $   26,711
                         ========  ========     ========  ========  ========  ========  ==========
    Pro-forma net income
     reflecting income
     taxes on a separate
     return basis(d)                                                          $ 21,699  $   21,878
                                                                              ========  ==========

    Balance Sheet Data
     (at end of period):
    Working capital      $155,136  $123,935               $162,661  $124,485  $164,293    $142,918
    Total assets          706,997   703,147                447,874   413,648   443,963     455,734
    Long-term debt
     (including current
     portion)             200,000   221,289                189,890   193,580   247,426     259,857
    Stockholder's equity  303,732   297,722                132,257   120,354   112,325     101,877
    Other Data:

    Additions to
     property, plant and
     equipment            $26,167   $14,705      $31,180   $16,475   $13,242   $19,072     $11,670
    Ratio of earnings to
     fixed charges(f)         1.7         -                    1.9       2.0       2.3         2.0
    Deficiency of
     earnings to fixed
     charges                    -  $  7,078                      -         -         -           -

                                                 (Footnotes on following page)

    (Footnotes continued from previous page)

    (a) Represents a combination of Successor's three month period ended December 31, 1992 and Predecessor's nine month period ended September 30, 1992. Such combined results are not directly comparable to the consolidated results of operations of the Predecessor for each of the three years ended December 31, 1991, nor are they necessarily indicative of the results for the full year due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("FAS 109"). See Notes to Consolidated Financial Statements. Financial data of the Company as of October 1, 1992 and thereafter reflect the Acquisition using the purchase method of accounting, and accordingly, the purchase price has been allocated to assets and liabilities based upon their estimated fair values. However, to the extent that Holdings management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholder's equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

    (b) In connection with the Acquisition and Merger, debt issuance costs of $1.5 million and $1.8 million associated with debt retired were included in interest expense for the year ended December 31, 1993 and the three month period ended December 31, 1992, respectively.

    (c) In connection with the Acquisition and Merger, the Predecessor recorded certain merger related expenses of $18.1 million consisting primarily of bonus and option payments to certain employees and certain merger fees and expenses, which have been charged to the Predecessor's operations in the nine month period ended September 30, 1992. In May 1989, the Predecessor paid cash bonuses to certain members of its management from the proceeds of the debentures issued by Holdings.

    (d) Holdings and the Company file a consolidated U.S. federal income tax return. Through December 31, 1990 the deductible expenses of Holdings (primarily interest) were included in the calculation of the Company's income taxes under a tax sharing agreement with Holdings. The tax sharing agreement was amended, effective January 1, 1991, to provide that the Company's aggregate income tax liability be calculated as if it were to file a separate return with its subsidiaries. The tax benefits recorded in 1990 and 1989 for the deductible expenses of Holdings were $8.7 million and $4.8 million, respectively. The pro forma net income reflecting income taxes on a separate return basis is presented for 1990 and 1989 as if such benefits had not been recorded.

    (e) During 1993, Successor recognized extraordinary charges of $3.1 million, net of applicable tax benefit, representing the write off of unamortized debt costs associated with the repayment of the outstanding balance of the Company's term loans, and $0.3 million, net of applicable tax benefit, representing the net loss resulting from the redemption of the Company's 12 3/8% Senior Subordinated Debentures ("Debenture Repurchases"). During 1992 and 1991, Predecessor made Debenture Repurchases which had a carrying value of $13.8 million and $42.0 million, respectively. The net loss resulting from these repurchases, which includes the write off of a portion of unamortized debt costs, was reflected as an extraordinary charge of $0.1 million and $1.5 million, net of applicable income tax benefit for Predecessor during 1992 and 1991, respectively.

    (f) For purposes of this computation, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on indebtedness (including capitalized interest and amortization of deferred financing fees) plus that portion of lease rental expense representative of the interest factor (deemed to be one-third of lease rental expense). Earnings of the Successor were insufficient to cover fixed charges by the amount of $7.1 million for the three month period ended December 31, 1992.

    Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     The Company is engaged in one principal line of business, the production of electrical wire and cable. The Company classifies its operations into four major divisions based on the markets served: Wire and Cable Division, Magnet Wire and Insulation Division, Telecommunication Products Division and Engineered Products Division. See "Business" for a description of the principal products offered by each division and the total sales for each major product line for the years ended 1993, 1992 and 1991.

     For financial statement purposes, the Acquisition and Merger was accounted for by Holdings as a purchase acquisition effective October 1, 1992. Because the Company is a wholly-owned subsidiary of Holdings, the effects of the Acquisition and Merger have been reflected in the Company's financial statements, resulting in a new basis of accounting reflecting estimated fair values for Successor's assets and liabilities at that date. However, to the extent that Holdings' management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholder's equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis. As a result, the Company's financial statements for the periods subsequent to September 30, 1992 are presented on the Successor's new basis of accounting, while the financial statements for September 30, 1992 and prior periods are presented on the Predecessor's historical cost basis of accounting. The consolidated results of operations of the Company for the twelve month period ended December 31, 1992 are not directly comparable to the consolidated results of operations of the Predecessor due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of FAS 109. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

     In connection with the Acquisition and Merger and the concurrent adoption of FAS 109, the Successor recognized $142.2 million of excess of cost over net assets acquired that is being amortized over 35 years on the straight line method.

    Results of Operations

    The Year Ended December 31, 1993 Compared With The Twelve Months Ended December 31, 1992

     Net sales for 1993 were $868.8 million or 4.5% lower than 1992. Record sales volume in 1993 exceeded the previous record-level volume of 1992 by approximately 5.1% but was more than offset by reduced product prices reflecting lower copper costs, the Company's principal raw material, and competitive pricing pressures. Copper costs are generally passed on to customers through product pricing. The average price for copper on the New York Commodity Exchange, Inc. (the "COMEX") declined 17.0% from 1992. The Company believes the improved sales volume resulted from increased demand for wire products within the served markets and was attributable to an improving economy, especially as it affected the markets served by the Magnet Wire and Insulation and Engineered Products Divisions. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Business-Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

     Sales for the Magnet Wire and Insulation Division were up 5.3% compared to 1992. Sales volume increased 12.5% over 1992 resulting from increased demand for magnet wire products in the automotive, electric motor and transformer markets in addition to increased sales to distributors. Product pricing was down approximately 6.9% due primarily to lower copper prices in 1993 compared to 1992. The Engineered Products Division experienced a 5.3% increase in sales over 1992 attributable primarily to increased demand for the division's automotive wire products. Automotive wire volumes increased approximately 21% from 1992 due in part to improved demand from its primary customer and to several new accounts. See "Business-Division Operations-Engineered Products Division". Of the increased automotive sales volume, 27% resulted from new customers. Sales of non-automotive products also experienced volume improvements despite decreased demand for pump and welding cable products resulting from flooding in the midwest during 1993. The Wire and Cable, and
    Telecommunication Products Divisions experienced sales declines in 1993 compared with 1992. The Wire and Cable Division's sales were off 11.3% from 1992 due principally to lower copper prices and reduced product pricing. Volume was down slightly compared with 1992 due mainly to selective market participation during part of the year. Sales by the Telecommunication Products Division were down approximately 11.8% compared with 1992. In addition to reduced product pricing, unit sales volume to the domestic telephone markets was down 22.0% partially offset by a 19.3% increase in export unit volume. Product demand within the domestic markets was down due primarily to general uncertainty about the economy as well as the ongoing restructuring of the U.S. telephone cable industry.

     Cost of goods sold decreased 4.4% in 1993 compared with 1992 due primarily to lower copper prices partially offset by higher sales volume and additional depreciation expense resulting from the application of purchase accounting in connection with the Acquisition and Merger and the concurrent adoption of FAS 109 (See Notes 1 and 7 of Notes to Consolidated Financial Statements). The Company's cost of goods sold as a percentage of net sales was 85.8% in each of 1993 and 1992. The cost of goods sold percentage in 1993 was adversely impacted by generally lower selling prices and additional depreciation expense resulting from the application of purchase accounting in connection with the Acquisition and Merger and the concurrent adoption of FAS 109 partially offset by lower manufacturing costs resulting from increased capacity utilization. Cost of goods sold in 1992 includes a charge of $2.6 million relating to planned plant consolidations, primarily costs to move equipment and personnel related expenses. Raw material costs in 1993, excluding copper, were generally unchanged from 1992.

     Selling and administrative expenses in 1993 were 7.9% lower than 1992 due primarily to the expiration of a non-compete agreement with UTC in the first quarter 1993 resulting in the elimination of the related amortization charge, a $2.1 million reduction in the Company's health insurance expense and a $1.5 million accrual in 1992 for the relocation of a business unit in 1993. In connection with the 1988 Acquisition, UTC agreed that until March 1, 1993, it would not engage in any business directly competing with any business carried on by the Company on February 29, 1988. The $34.0 million purchase price allocated to the covenant not to compete was amortized over five years on the straight line method. The reduction in health insurance expense was attributable to favorable experience in health related expenditures. Partially offsetting these expense reductions was a $4.0 million amortization charge recorded in 1993 for excess of cost over net assets acquired compared to a $1.0 million charge recorded in the last quarter of 1992 and a $2.5 million reduction in the Company's allowance for doubtful accounts recorded in the third quarter of 1992. In connection with the Acquisition and Merger and concurrent adoption of FAS 109, the Successor recognized $142.2 million of excess of cost over net assets acquired that is being amortized over 35 years on the straight line method. The Company's allowance for doubtful accounts was reduced on the basis of the collection of a substantial receivable which had been considered doubtful as well as management's assessment of collection risk in the primary markets served.

     Interest expense in 1993 was $25.2 million as compared to $22.6 million in 1992. The increase was principally caused by $19.0 million in additional weighted average debt outstanding and an increase in the Company's average interest rate incurred (from 8.9% to 9.7%). The additional debt outstanding was primarily attributable to Acquisition-related borrowings and the May 1993 sale by the Company of its 10% Senior Notes due 2003 (the "Senior Notes"). Average interest rates increased reflecting the higher interest rate on the Senior Notes compared with the rate of interest on the Term Credit which was repaid from the sale of the Senior Notes, partially offset by the redemption of all outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures") which were also repaid in connection with the issuance of the Senior Notes. See also "Liquidity, Capital Resources and Financial Condition".

     In connection with the Acquisition and Merger, the Company incurred certain merger related expenses in the amount of $18.1 million consisting primarily of bonus and option payments to certain employees, and certain merger fees and expenses which were charged to operations of the Predecessor in the quarter ended September 30, 1992. These Acquisition and Merger expenses had the effect of reducing 1992 net income by $12.5 million (after applicable tax benefit of $5.6 million). See Note 1 of Notes to Consolidated Financial Statements.

     Income tax expense was $13.1 million, or 58.2% of pretax income in 1993 compared with $7.4 million, or 95.2%, of pretax income in 1992. The Company elected not to step up its tax bases in the assets acquired in either the Acquisition or the 1988 Acquisition. Accordingly, the

    Company's income  tax bases in  the assets acquired have  not been changed from those prior to the 1988 Acquisition. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus causing the effective income tax rate of the Predecessor to be generally higher than the combined federal and state statutory rate. Because of the adoption of FAS 109 by the Successor, concurrent with the Acquisition, deferred income taxes have been provided for bases differences in all assets and liabilities other than excess of cost over net assets acquired. In compliance with the Omnibus Budget Reconciliation Act of 1993, the Company's tax balances were adjusted in the third quarter of 1993 to reflect the new federal statutory tax rate of 35%. The adjustment had the effect of increasing income tax expense by $2.3 million for 1993 or 10.0% of pretax income. See Note 7 of Notes to Consolidated Financial Statements.

     The Company  recorded net income of  $6.0 million in 1993  as compared to net income of $0.3 million in 1992. The 1993 results include extraordinary charges of $3.4 million ($5.5 million before applicable tax benefits) associated with the repayment of the Term Credit and redemption of the Debentures. See also "Liquidity, Capital Resources and Financial Condition". The 1992 results include $18.1 million of Acquisition and Merger related expenses, $12.5 million net of applicable tax benefit, and a $0.1 million extraordinary charge ($0.2 million before applicable tax benefit) resulting from the partial repurchase of a portion of the outstanding Debentures.

    Twelve Months Ended December 31, 1992 Compared With The Year Ended December 31, 1991

     Net sales for 1992 were $909.4 million or 2.7% greater than 1991 due principally to a record volume year with an 8.0% increase in sales volume over 1991. The Company attributes the increase in sales volume at least in part to the strengthening U.S. economy during the period. The positive effects of an increase in sales volumes were partially offset, however, by lower copper prices, the Company's principal raw material, and competitive product pricing. Copper costs are generally passed on to customers through product pricing and the average price for copper on the COMEX declined 2.1% from 1991. Due to increased competitive pressures, primarily in the building wire and telecommunication cable product lines, overall product pricing was below 1991 levels. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Business Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

     The Wire and Cable Division's sales, after reflecting the transfer to the Engineered Products Division of an industrial wire product line representing $32.7 million in sales in 1992, declined 3.1% from 1991 sales levels. Despite such product line transfer, Wire and Cable Division sales volume was nearly 4.7% ahead of 1991 due to improved demand for building wire products. Sales for the division would have increased 5.8% and sales volume would have increased 10.9% in 1992 over 1991 had the industrial wire product line transfer occurred on January 1, 1991. Increased competitive pressures in the fourth quarter of 1992, however, caused an overall deterioration in product pricing for the year. Sales volume during the fourth quarter was essentially unchanged from the same period in 1991. The Magnet Wire and Insulation Division's sales increased 2.7% over 1991 due primarily to a 7.5% improvement in sales volume. Increased automobile and truck production coupled with an upturn in housing starts contributed to the higher volumes. Magnet Wire and Insulation Division product pricing declined marginally from 1991. Telecommunication Products Division sales were off 5.5% from 1991 levels. During 1992, the Telecommunication Products Division experienced more severe pricing pressures in its domestic markets and therefore, diverted a larger portion of its manufacturing capacity to serve export markets. Consequently, export sales for the division were up 111.4% from 1991. Due to the change in product mix and continued pricing pressures, average Telecommunication Products Division product pricing declined moderately from 1991. Engineered Products Division's sales were up $37.1 million from 1991 although $32.7 million of that increase was attributable to the transfer from the Wire and Cable Division of the industrial wire product line. Without giving effect to that transfer, sales were up 6.2% due to an increase in automotive and industrial wire sales volumes. A generally improved economy coupled with an approximate 8.9% rise in domestic automobile and truck production were the primary contributors to this improvement.

     Cost of goods sold in 1992 increased 3.6% from 1991 due primarily to higher sales volume partially offset by lower copper costs and generally lower other material costs. The Company's cost of goods sold as a percent of net sales was 85.8% and 85.0% in 1992 and 1991, respectively. The cost of goods sold percentage in 1992 was higher than in 1991 because the Company's major business units experienced greater competitive pricing pressure resulting in generally lower selling prices. The higher sales volume, however, lead to increased capacity utilization resulting in generally lower manufacturing costs. Cost of goods sold in 1992 was also impacted by a charge of approximately $2.6 million to reflect anticipated plant consolidations and approximately $1.6 million in additional depreciation expense resulting from the October 1, 1992 application of purchase accounting in connection with the Acquisition and Merger and the concurrent adoption of FAS 109 on a prospective basis.

     Selling and administrative expenses for 1992 were up 2.2% from 1991 but remained at approximately 9.0% of sales. Contributing to this increase was a $1.5 million accrual in 1992 for the anticipated relocation of a business unit in 1993 and a $1.0 million amortization charge for the excess cost over net assets acquired associated with the Acquisition and Merger and adoption of FAS 109. A reduction of $2.5 million in the Company's allowance for doubtful accounts and a $1.0 million reduction in its health insurance accrual in 1992 offset the foregoing charges. The Company's allowance for doubtful accounts was reduced by $2.5 million (net $1.8 million after approximately $0.7 million current provision) on the basis of the collection of a substantial receivable which had been considered doubtful as well as management's assessment of risk of collection in the primary markets served. In addition, actual health related expenditures did not increase to the levels previously anticipated. The 1991 results include a charge for a warranty claim settlement of approximately $1.7 million.

     Interest expense in 1992 was $22.6 million as compared to $25.0 million in 1991. This 9.5% decrease was due principally to a $17.5 million reduction in the Company's weighted average total debt outstanding during 1992 and generally lower interest rates on the Company's bank credit facilities. During 1992, Debenture Repurchases totalled $13.8 million while the Company's weighted average interest rate on debt outstanding declined from 10.4% to 8.7%. Partially offsetting these favorable outcomes was an amortization charge related to the deferred debt costs incurred to place the new credit agreement and amortization of deferred debt costs on debt retired and to be retired in connection with the Acquisition. See "Liquidity, Capital Resources and Financial Condition."

     In connection with the Acquisition and Merger, the Company incurred certain merger related expenses in the amount of $18.1 million consisting primarily of bonus and option payments to certain employees, and certain merger fees and expenses which were charged to operations of the Predecessor in the quarter ended September 30, 1992. These Acquisition and Merger expenses had the effect of reducing net income by $12.5 million (after applicable tax benefit of $5.6 million). See Note 1 of Notes to Consolidated Financial Statements.

     Income tax expense was $7.4 million, or 95.2% of pretax income in 1992 compared with $13.2 million, or 47.7%, of pretax income in 1991. The Company elected not to step up its tax bases in the assets acquired in either the Acquisition or the 1988 Acquisition. Accordingly, the Company's income tax bases in the assets acquired have not been changed from those prior to the 1988 Acquisition. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus causing the effective income tax rate of the Predecessor Company to be generally higher than the approximate statutory rate of 39%. Because of the adoption of FAS 109 by the Successor Company concurrent with the Acquisition, deferred income taxes have been provided for bases differences in all assets and liabilities other than excess of cost over net assets acquired. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

     The Company's net income for the twelve month period ended December 31, 1992 (after giving effect to $18.1 million of Acquisition and Merger related expenses, $12.5 million net of applicable tax benefit) was $0.3 million which included a $0.1 million ($0.2 million before applicable tax benefit) extraordinary charge resulting from Debenture Repurchases.

    Liquidity, Capital Resources and Financial Condition

     The Company had a ratio of debt (consisting of current and non-current portions of long-term debt) to stockholder's equity of approximately 0.7 to 1 at December 31, 1993 and 1992.

     In connection with the Acquisition and Merger, the Company entered into a credit agreement in September 1992, among BE, the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). Under the Credit Agreement, the Company borrowed $130.0 million in term loans (the "Term Credit") of which $94.0 million was used to repay all indebtedness outstanding under the Company's previous credit agreement and the balance was used to pay a portion of the consideration payable to Holdings' shareholders and option holders in the Merger and certain fees and expenses of the Company and Holdings related to the Acquisition and Merger and for other general corporate purposes. The Credit Agreement also provided for $155.0 million in revolving credit expiring April 9, 1998.

     In May 1993, the Company issued $200.0 million aggregate principal amount of its Senior Notes. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were approximately $193.5 million. The Company applied approximately $111.0 million of such proceeds to the repayment of the Term

    Credit and in June 1993 applied the balance of such proceeds together with new borrowings of approximately $7.5 million under the revolving credit facility of the amended and restated credit agreement (see immediately following paragraph), to redeem all of its outstanding Debentures. The Company recognized extraordinary charges in the second quarter of 1993 of approximately $3.4 million ($5.5 million before applicable tax benefit) associated with the repayment of the Term Credit and redemption of the Debentures.

     Upon application of the net proceeds received from the Senior Notes to repay the Term Credit, as discussed above, an amendment and restatement of the Credit Agreement became effective (the "Restated Credit Agreement"). The Restated Credit Agreement provides for $175.0 million in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit (the "Revolving Credit"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. The Company has purchased interest rate cap protection through 1994 covering up to $100.0 million of Revolving Credit borrowings. No term facility is available under the Restated Credit Agreement. Through December 31, 1993, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement and the indenture under which the Senior Notes were issued (the "Indenture").

     The Restated Credit Agreement and the Indenture contain provisions which may restrict the liquidity of the Company. These include restrictions on the incurrence of additional indebtedness and, in the case of the Restated Credit Agreement, mandatory principal repayment requirements for all indebtedness that exceeds the Borrowing Base as defined in the Restated Credit Agreement.

     Net cash provided by operating activities in 1993 was $60.7 million, an increase of $27.2 million over 1992. Cash flow provided by operating activities in 1993, together with borrowings under the revolving credit facility of the Credit Agreement and the Restated Credit Agreement were sufficient to meet the Company's cash interest requirements, working capital and capital expenditure needs and to pay mandatory principal payments on the Term Credit portion of the Credit Agreement. As previously discussed, the Term Credit was repaid in full in May 1993 out of proceeds from the issuance and sale of the Senior Notes.

     Capital expenditures in 1993 were $26.2 million or $5.0 million less than in 1992. Such expenditures included $2.6 and $9.2 million for a new magnet wire manufacturing facility in Franklin, Indiana in 1993 and 1992, respectively. This new facility is occupied by both the Company and Femco. Femco was established in 1988 as a joint venture between the
    Company and The Furukawa Electric Company, Ltd., Tokyo, Japan. At December 31, 1993, approximately $8.6 million was committed to outside vendors for capital projects to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. Capital expenditures in 1994 are expected to approximate 1993 spending levels. In November 1993, the Company acquired a majority interest in Interstate Industries, Inc. for cash of $4.3 million, subject to final purchase price adjustments and the minority interest ownership percentage. See "Business--Business Development." The Restated Credit

    Agreement imposes annual limits on the Company's capital expenditures and business acquisitions.

     The Company anticipates that its working capital, capital expenditure and cash interest requirements for 1994 will be satisfied through a combination of funds generated from operating activities together with funds available under the Revolving Credit. Management bases such belief on historical experience and the substantial availability of funds under the Revolving Credit. Increased working capital needs occur whenever the Company experiences strong incremental demand in its business as well as a significant rise in copper prices. Average quarterly cash flow generated from operations for the three year period ended December 31, 1993 was $13.7 million; at December 31, 1993 the entire $175.0 million of Revolving Credit was available, subject to specified percentages of eligible assets, (less $13.9 million in outstanding letters of credit). During 1993, average borrowings under the Company's revolving credit facilities were $10.1 million compared to $66.8 million during 1992. In 1993 certain pension actuarial assumptions were revised to reflect changes in their underlying economic fundamentals. The effect of such revisions on the Company's results of operations and cash flows for 1994 is not expected to be material.

     The Company expects that it may also make certain cash payments to Holdings or other affiliates from time to time to the extent cash is available and to the extent it is permitted to do so under the terms of the Restated Credit Agreement and the Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (ii) a management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts to repurchase outstanding Senior Discount Debentures due 2004 of Holdings (the "Holdings Debentures") to the extent they may become available for repurchase in the open market at prices which Holdings and the Company find attractive and to the extent such repurchases are permitted under the terms of the instruments governing Holdings and the Company's indebtedness; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate). To the extent the Company makes any such payments, it will do so out of operating cash flow or borrowings under the Restated Credit Agreement and only to the extent such payments are permitted under the terms of the Restated Credit Agreement and the Indenture. Each of the foregoing payments is either completely discretionary on the part of the Company or may be waived by an affiliate of the Company.

     Notwithstanding any of the foregoing payments which the Company may make to Holdings, Holdings' actual liquidity requirements are expected to be insubstantial in 1994 on an unconsolidated basis because Holdings has no operations (other than those conducted through the Company) or employees and is not expected to have any tax liability on an unconsolidated basis. Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The redemption price is $25 per share plus accrued and unpaid dividends to the date of redemption. For the year ended December 31, 1993 Holdings recorded dividends in kind of
    $5.2 million. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. However, in the near term, Holdings expects to pay dividends on the Series A Preferred Stock in additional shares of such stock. The Holdings Debentures are not expected to have an impact on the Company's liquidity prior to November 15, 1995 (unless they are repurchased or refinanced prior to that date) when cash interest at 16.0% first becomes payable semi-annually. The Holdings Debentures were issued in May 1989. As of December 31, 1993, Holdings had a liability, net of repurchases, of $228.9 million in respect of the Holdings Debentures ($277.8 million aggregate principal amount). Through December 31, 1993 Holdings had repurchased $64.2 million aggregate principal amount of its Holdings Debentures in the open market using cash dividends, management fees and income taxes paid to Holdings by the Company together with available cash. Such payments were made pursuant to the Company's prior credit agreement which was terminated October 9, 1992. There have been no repurchases of Holdings Debentures since 1991 and further repurchases, if any, may be made at the discretion of Holdings and will depend upon market conditions, and, in particular, the prices at which the Holdings Debentures are trading as well as Holdings' available cash. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings, if issued.

     Because  Holdings  is a  holding  company  with  no  operations  and  has virtually no assets other than the outstanding capital stock of the Company (all of which is pledged to the lenders under the Restated Credit Agreement), Holdings' ability to meet its cash obligations will be dependent upon the Company's ability to pay dividends, loan or to otherwise advance or transfer funds to Holdings in sufficient amounts. The Company believes that the Restated Credit Agreement and the Indenture permit the Company to dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations provided that the Company meets certain conditions. Among such conditions, however, are that the Company meet various financial maintenance tests. There can be no assurance that such tests will be met, in which case the Company would not be able to pay dividends to Holdings without the consent of the percentage of the lenders specified in the Restated Credit Agreement and/or the holders of the percentage of the Senior Notes specified in the Indenture. There can be no assurance that the Company would be able to obtain such consents, or meet the terms on which such consents might be granted if they were obtainable. Moreover, a violation of the Restated Credit Agreement and/or the Indenture could lead to an event of default and acceleration of outstanding indebtedness under the Restated Credit Agreement and to acceleration of the indebtedness represented by the Senior Notes and the Holdings Debentures. Because the capital stock of the Company and its subsidiaries, as well as virtually all of the assets of the Company and its subsidiaries, are pledged to the lenders under the Restated Credit Agreement, such lenders would have a claim over such assets prior to holders of the Senior Notes and the Holdings Debentures. In the event Holdings were unable to meet its cash obligations, a sequence of events similar to that described above could ultimately occur.

    General Economic Conditions and Inflation

     The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to marked fluctuations in copper prices. In the short-term, pronounced changes in the price of copper tend to affect the Wire and Cable Division's gross profits because such changes affect raw material costs more quickly than those changes can be reflected in the pricing of the Wire and Cable Division's products. In the long-term, however, copper price changes have not had a material adverse effect on gross profits because cost changes generally have been passed through to customers over time. In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base and its strategy of attempting to match its copper purchases with its needs. During 1993, the Company experienced general improvement in most of its markets served coinciding with general economic conditions. The Company cannot predict either the continuation of current economic conditions or future results of its operations in light thereof.

     The Company believes that it is not particularly affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

    Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

           Report of Independent Auditors   . . . . . . . . . . . . . .  F-1

           Consolidated Balance Sheets:
               Successor as of December 31, 1993 and 1992   . . . . . .  F-2

           Consolidated Statements of Operations:
               Successor for the year ended December 31, 1993,
               and the three month period ended
               December 31, 1992  . . . . . . . . . . . . . . . . . . .  F-3
               Predecessor for the nine month period ended
               September 30, 1992 and the year ended
               December 31, 1991    . . . . . . . . . . . . . . . . . .  F-3

           Consolidated Statements of Cash Flows:
               Successor for the year ended December 31, 1993,
               and the three month period ended
               December 31, 1992  . . . . . . . . . . . . . . . . . . .  F-4
               Predecessor for the nine month period ended
               September 30, 1992 and the year ended
               December 31, 1991    . . . . . . . . . . . . . . . . . .  F-4

           Notes to Consolidated Financial Statements   . . . . . . . .  F-5

                      INDEX TO FINANCIAL STATEMENT SCHEDULES

       V.  Property, Plant and Equipment  . . . . . . . . . . . . . . .  S-1

      VI.  Accumulated Depreciation of Property, Plant and Equipment  .  S-2

    VIII.  Valuation and Qualifying Accounts  . . . . . . . . . . . . .  S-3

       X.  Supplementary Income Statement Information   . . . . . . . .  S-4

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

    Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                     PART III

    Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth information concerning the Directors and Executive Officers of the Company.

    Name                 Age  Position
    ____                 ___  ________

    Stanley C. Craft     55   President and Chief Executive Officer; Director
    Steven R. Abbott     46   President - Wire and Cable Division; Director
    John L. Cox          50   President - Telecommunication Products Division;
                              Director
    Robert J. Faucher    49   President - Engineered Products Division;
                              Director
    Robert D. Lindsay    39   Director
    Charles W. McGregor  52   President - Magnet Wire and Insulation Division
    David A. Owen        48   Vice President - Finance, Treasurer, and Chief
                              Financial Officer; Director
    Thomas A. Twehues    61   Executive Vice President; Director
    Ward W. Woods        51   Director
    Frederick M. Zinser  65   Executive Vice President

     Messrs. Craft, Abbott and Twehues have been directors since 1988. Messrs. Lindsay and Woods became directors of the Company in 1992. Mr. Owen has been a director since March 1993 and Messrs. Cox and Faucher were elected directors in April 1993. Directors of the Company are elected annually to serve until the next annual meeting of stockholders of the Company or until their successors have been elected or appointed and qualified. Executive officers are appointed by, and serve at the discretion of, the Board of Directors of the Company.

     Mr. Craft has served as President and Chief Executive Officer of the Company since March 1992 and as President since September 1991 . He was Vice President - Finance, Treasurer and Chief Financial Officer of the Company from March 1988 to August 1991. He was Executive Vice President of the European operations of the Company from November 1986 to February 1988. Mr. Craft is also a Director of Holdings.

     Mr. Abbott was appointed President of the Wire and Cable Division in September 1993. He was President of the Magnet Wire and Insulation Division from 1987 to 1993. Mr. Abbott has been employed by the Company since 1967.

     Mr. Cox was appointed President of the Telecommunication Products Division in June 1992 when he joined the Company. He had been with American Telephone and Telegraph for twenty five years the last three of which were as Director of Sales for Distributor Networks. Prior to that Mr. Cox was Manager of Product Planning for distributor network exchange cable.

     Mr. Faucher was appointed President of the Engineered Products Division in January 1992. He was Vice President, Operations in the Industrial Products Division from June 1988 to January 1992. He joined the Company in 1985 as Vice President, Planning.

     Mr. Lindsay is the sole shareholder of corporations that are the general partners of the partnerships which are the general partners of BHLP and BCP. He is also the sole shareholder of corporations which are the general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Lindsay was Managing Director of Bessemer Securities Corporation ("BSC"), the principal limited partner of BHLP and BCP, from January 1991 to June 1993. Prior to joining BSC, Mr. Lindsay was a Managing Director in the Merchant Banking Division of Morgan Stanley & Co., Incorporated. He is a Director of Stant Corporation and private companies. Mr. Lindsay is also a Director of Holdings.

     Mr. McGregor was appointed President of the Magnet Wire and Insulation Division in September 1993. He was Director of Manufacturing for the Division from 1987 to 1993. Mr. McGregor has been employed by the Company in various technical assignments since January 1970.

     Mr. Owen was appointed Vice President Finance and Chief Financial Officer of the Company in March 1993. He was appointed Treasurer of the Company in April 1992. Prior to that time, Mr. Owen was Director, Treasury and Financial Services for the Company. Mr. Owen has been employed in various capacities by the Company since 1976.

     Mr. Twehues has been Executive Vice President since September 1993. He had been President of the Wire and Cable Division since 1981. Mr. Twehues started his career in sales with the Wire and Cable Division in 1960.

     Mr. Woods is the sole shareholder of corporations that are the general partners of the partnerships which are the general partners of BHLP and
    BCP. He is also the sole shareholder of corporations which are the general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is President and Chief Executive Officer of BSC, the principal limited partner of BHLP and BCP. Mr. Woods joined BSC in 1989. For ten years prior to joining BSC, Mr. Woods was a senior partner of Lazard Freres & Co., an investment banking firm. He is a director of Boise Cascade Corporation, Freeport-McMoran Inc., Overhead Door Corporation, Stant Corporation and several private companies. Mr. Woods is also a Director of Holdings.

     Mr. Zinser had been an Executive Vice President since June 1992 and the President of the Telecommunication Products Division from 1979 to June 1992. Mr. Zinser retired from the Company effective January 1, 1994.

    Item 11.  Executive Compensation

    Compensation of Directors and Executive Officers

     The directors of the Company receive no compensation for their service as directors except for reimbursement of expenses incidental to attendance at meetings of the Board of Directors.

     The following table sets forth the cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and four other most highly compensated executive officers of the Company for each of the three years ended December 31, 1993.

                            SUMMARY COMPENSATION TABLE


                                                                   Long Term
                                                    Annual        Compensation
                                                 Compensation        Awards
                                              -----------------   ------------
                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                    Options/      All Other
                                               Salary    Bonus        SARs      Compensation
          Name and Principal Position   Year    ($)       ($)       (#) (1)      ($) (2) (3)
          ---------------------------   ----  -------   -------   ------------  ------------

          Stanley C. Craft              1993   278,754   130,000     40,000           12,534
           President and                1992   241,672    99,650     18,000        1,378,573
           Chief Executive              1991   150,820    84,422     30,000            6,933
           Officer (CEO)

          Steven R. Abbott              1993   172,500    72,000     25,000            8,599
           President - Wire             1992   151,120    49,275     15,000          908,158
           and Cable Division           1991   142,282    70,500     28,000            5,653

          Thomas A. Twehues             1993   170,000    34,000       -              11,602
           Executive Vice               1992   155,994    49,275     15,000          923,295
           President                    1991   147,868    58,000     26,000            8,316

          Robert J. Faucher             1993   141,876    55,000     25,000            6,916
           President - Engineered       1992   126,942    40,575     35,000          665,143
           Products Division            1991   107,767    36,400     24,000            4,918

          Frederick M. Zinser           1993   153,163    35,000       -              14,153
           Executive Vice               1992   136,676    40,500     15,000          595,652
           President                    1991   132,013    47,600     31,000            8,466


    (1) All awards are for options to purchase the number of shares of common stock of Holdings indicated, provided, however, that the number of shares for which all options are exercisable and the exercise price therefor may be reduced by the Board of Directors of Holdings in accordance with a specified formula. See "Security Ownership of Certain Beneficial Owners and Management."

    (2) All Other Compensation in 1993 consists of Company contributions to the defined contribution plan on behalf of the executive officer and imputed income on excess Company-paid life insurance premiums. The following table identifies and quantifies these amounts for the named executive officers:

                               S.C. Craft S.R. AbbottT.A. Twehues  R.J. Faucher F.M. Zinser
                               ---------- ----------------------- ------------- -----------
    Defined contribution plan
      payments                   $7,504      $7,582     $6,373         $6,110      $5,857

    Imputed income on excess
      life insurance premiums     5,030       1,017      5,229            806       8,296
                               --------    --------   --------       --------    --------

        Total                   $12,534      $8,599    $11,602         $6,916     $14,153
                               ========    ========   ========       ========    ========

    (3) All Other Compensation in 1992 includes principally divestiture and retention bonuses paid in connection with the Acquisition and Merger.

                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rates of Stock
                                                                              Price Appreciation
                               Individual Grants                              for Option Term (2)
    ------------------------------------------------------------------------ ---------------------
                          Number of
                          Securities    % of Total
                          Underlying   Options/SARs
                         Options/SARs   Granted to   Exercise or
                           Granted     Employees in  Base Price   Expiration
            Name           (#) (1)     Fiscal Year     ($/Sh)        Date      5% ($)    10% ($)
    ------------------- ------------- ------------- ------------  ---------- ---------- ----------
    Stanley C. Craft        40,000         17.8         2.86       2/01/04     71,785    182,070

    Steven R. Abbott        25,000         11.1         2.86       2/01/04     44,865    113,795

    Thomas A. Twehues         -             -             -           -          -          -

    Robert J. Faucher       25,000         11.1         2.86       2/01/04     44,865    113,795

    Frederick M. Zinser       -             -             -           -          -          -


    (1) In  February  1994 options  to  purchase  225,000 shares  of  Holdings common stock were granted in respect of performance for the year ended December 31, 1993. All such options become exercisable on February 1, 1997.

    (2) The potential realizable value assumes a per-share market price at the time of the grant to be approximately $2.86 with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years.

     The following table details the December 31, 1993 year end estimated value of each named executive officer's unexercised stock options. All unexercised options are to purchase the number of shares of common stock of Holdings indicated, provided, however, that the Board of Directors of Holdings may require that, in lieu of the exercise of any options, such options be surrendered without payment of the exercise price, in which case the number of shares issuable upon exercise of such options shall be reduced by the quotient of (i) the aggregate exercise price that would have been otherwise payable divided by (ii) the amount paid for each share of Holdings common stock in the Merger (approximately $2.86 per share). See "Security Ownership of Certain Beneficial Owners and Management."


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            YEAR-END OPTION/SAR VALUES

                                                               Number of
                                                              Securities
                                                              Underlying     Value of Unexercised
                                                              Unexercised        In-the-Money
                                                            Options/SARs at     Options/SARs at
                                                             Year-End (#)        Year-End ($)
                          Shares Acquired  Value Realized    Exercisable/        Exercisable/
            Name          on Exercise (#)        ($)         Unexercisable   Unexercisable (1)(2)
     -------------------  ---------------  --------------   ---------------   -------------------
     Stanley C. Craft            -                -            583,000(E)         1,078,464(E)
                                                                40,000(U)               -  (U)

     Steven R. Abbott            -                -            273,000(E)           503,367(E)
                                                                25,000(U)               -  (U)

     Thomas A. Twehues           -                -            576,000(E)         1,066,211(E)

     Robert J. Faucher           -                -            145,000(E)           260,598(E)
                                                                25,000(U)               -  (U)

     Frederick M. Zinser         -                -            436,000(E)           806,151(E)


    (E) Exercisable

    (U) Unexercisable

    (1) The estimated value of unexercised stock options held at the end of 1993 assumes a per-share fair market value of approximately $2.86 and per-share exercise prices of $1.00 and $1.25 as applicable.

    (2) The options to purchase Holdings common stock granted in 1994 in respect of performance for the year ended December 31, 1993, were issued with an exercise price of $2.86 per share. Such options are not considered in-the-money since the assumed per-share fair market value at December 31, 1993 approximated $2.86.

     Pension Plans. The Company provides benefits under a defined benefit pension plan (the "Pension Plan") and a supplemental executive retirement plan (the "SERP"). The following table illustrates the estimated annual normal retirement benefits at age 65 that will be payable under the Pension Plan and SERP.

                                   PENSION PLAN TABLE

                                               Years of Service
                         -----------------------------------------------------------
     Remuneration            15         20          25          30           35
     ------------            --         --          --          --           --
     125,000             $ 28,125   $ 37,500     $ 46,875    $ 56,250    $ 65,625
     150,000               33,750     45,000       56,250      67,500      78,750

     175,000               39,375     52,500       65,625      78,750      91,875
     200,000               45,000     60,000       75,000      90,000     105,000

     225,000               50,625     67,500       84,375     101,250     118,125
     250,000               56,250     75,000       93,750     112,500     131,250

     300,000               67,500     90,000      112,500     135,000     157,500
     400,000               90,000    120,000      150,000     180,000     210,000

     450,000              101,250    135,000      168,750     202,500     236,250
     500,000              112,500    150,000      187,500     225,000     262,500

     The remuneration utilized in calculating the benefits payable under the plans is the compensation reported in the Summary Compensation Table under the captions Salary and Bonus. The formula utilizes the remuneration for the five consecutive plan years within the ten completed calendar years preceding the participant's retirement date that produces the highest final average earnings.

     As of December 31, 1993, the years of credited service under the Pension Plan for each of the executive officers named in the Summary Compensation Table were as follows: Mr. Craft, twenty-four years and nine months; Mr. Abbott, twenty-four years and seven months; Mr. Twehues, thirty-three years and four months; Mr. Faucher, twenty-one years and six months; and Mr. Zinser, twenty-eight years and five months.

     The benefits listed in the Pension Plan Table are based on the formula in the Pension Plan using a straight-life annuity and are subject to an offset of 50% of the participant's annual unreduced Primary Insurance Amount under Social Security. In addition, benefits for credited service for years prior to 1974 are calculated using the formula in effect at that time and would reflect a lesser benefit than outlined in the Pension Plan Table for those years. Benefits under the Pension Plan are also offset by benefits to which the participant is entitled under any defined benefit plan of UTC (other than accrued benefits transferred to the Pension Plan).

    Compensation Committee Interlocks and Insider Participation

     Messrs. Stanley C. Craft and Robert Lindsay constitute the Compensation Committee of the Board of Directors of the Company. See footnote (2) under the caption "Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between Mr. Lindsay and BHLP and the information set forth under the caption "Certain
    Relationships and Related Transactions" for a description of certain transactions between the Company and BCP or BHLP and between Holdings and BCP or BHLP.

     Mr.  Lindsay is  also  a  member of  the  Compensation  Committee of  the
    Holdings Board of Directors. The other members of such committee are Messrs. Joseph H. Gleberman and Karl R. Wyss. Mr. Gleberman is a Partner of Goldman Sachs and Mr. Wyss is a Managing Director of DLJ. The Holdings Compensation Committee fixes the compensation paid to the Company's executive officers, based in part on the recommendation of Mr. Craft. See the information set forth under the caption "Certain Relationships and Related Transactions" for a description of certain transactions between the Company and DLJ and Goldman Sachs and their respective affiliates. The Holdings Compensation Committee considers compensation of executive officers of the Company to the extent it is paid by or affects Holdings, as is the case when options to purchase Holdings stock are granted to executive officers of Holdings.

    Item 12.  Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding common stock of the Company is owned beneficially and of record by Holdings. Holdings has pledged such stock to the lenders under the Restated Credit Agreement in support of its guarantee of the Company's obligations thereunder. In the event of a default by Holdings of its obligations under such guarantee, the lenders under the Restated Credit Agreement could exercise their powers under such pledge and thereby obtain control of the Company.

     The following table sets forth certain information regarding the beneficial ownership of the common stock of Holdings as of February 28, 1994 by (i) each beneficial owner of more than 5% of the outstanding common stock of Holdings, (ii) each director of Holdings, (iii) all directors and officers of Holdings as a group, (iv) all directors and officers of the Company as a group, and (v) all directors, officers and management of the Company as a group.

                                           Number of Shares               Percentage Ownership
                                           of Common Stock                 of Common Stock(1)
                                -------------------------------------    -----------------------
                                   Sole         Shared                   Sole     Shared
                                  Voting        Voting                  Voting    Voting    Com-
         Name and Address         Power         Power       Combined     Power    Power     bined
         ----------------       ---------    -----------   ----------   ------    ------    -----
     Bessemer Holdings,         24,496,331   6,465,862(2)   30,962,193    69.7%  16.5%(2)   79.1%
      L.P.(3)
       630 Fifth Avenue
       New York, NY 10111

     GS Capital Partners,        6,615,448            -      6,615,448    17.7      -       17.7
      L.P.(4)
       85 Broad Street
       New York, NY 10004

     DLJ International           5,487,925            -      5,487,925    14.2      -       14.2
      Partners, C.V.(5)
       140 Broadway
       New York, NY 10005

     Stanley C. Craft(6)                 -      883,000        883,000       -    2.5        2.5
       1601 Wall Street
       Fort Wayne, IN 46802

     All directors and                   -   29,900,910     29,900,910       -   77.6       77.6
       officers of Holdings
       as a group
       (6 persons)(7)

     All directors and                   -   29,900,910     29,900,910       -   77.6       77.6
       officers of the
       Company as a group
       (9 persons)(8)

     All directors, officers             -   29,900,910     29,900,910       -   77.6       77.6
       and management of the
       Company as a group
       (43 persons)(9)

    (1) Percentages have been calculated assuming, in the case of each person or group listed, the exercise of all warrants and options owned (which are exercisable within sixty days following February 28, 1994) by each such person or group, respectively, but not the exercise of any warrants or options owned by any other person or group listed.

    (2) BHLP is a limited partnership the only activity of which is to make private structured investments. The primary limited partner of BHLP is Bessemer Securities Corporation ("BSC"), a corporation owned by trusts whose beneficiaries are descendants of Henry Phipps and charitable trusts established by such descendants. Each of Messrs. Ward W. Woods and Robert D. Lindsay, directors of Holdings, and Mr. Michael B. Rothfeld, is a sole shareholder of a corporation which is a general partner of the limited partnership which is the sole general partner of BHLP. In addition, each of Messrs. Woods, Lindsay and Rothfeld are the sole shareholders of corporations which are the general partners of each of the partnerships affiliated with BHLP and BCP, respectively, to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is the President and Chief Executive Officer of BSC. Each of Messrs. Woods, Lindsay and Rothfeld disclaim beneficial ownership of the shares of common stock of Holdings owned or controlled by BHLP.

    (3) Consists of (a) all shares of common stock owned by officers, employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 2,469,262 shares), which shares are subject to a proxy held by BHLP which provides that BHLP may vote such shares on all matters presented to stockholders other than (i) the sale or merger of Holdings or the Company; (ii) any amendment to the certificate of incorporation of Holdings which would adversely affect the terms of the common stock and (iii) the election of directors in the event that BHLP does not include at least one member of management of the Company in its nominees for directors of Holdings and (b) all shares of common stock issuable upon exercise of options held by officers, employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 3,996,600 shares). Pursuant to the terms of the applicable options agreements, the aggregate number of shares issuable upon exercise of such options can be reduced to approximately 2,558,591 shares. All shares issuable upon exercise of the foregoing options are subject to the proxy held by BHLP.

    (4) Held by GS Capital Partners, L.P. (an affiliate of Goldman, Sachs) and certain of its affiliates, and includes 2,241,103 shares issuable upon exercise of warrants.

    (5) Includes 3,425,635 shares issuable upon exercise of warrants held by affiliates and employees of DLJ.

    (6) Includes 583,000 shares issuable upon exercise of options held by Mr. Craft, which, pursuant to the applicable option agreement, may be reduced to 377,405 shares. All shares owned by Mr. Craft and all shares issuable to Mr. Craft upon exercise of options are subject to the proxy described in footnote (3) above. Mr Craft is the only director of Holdings who is a record owner of common stock.

    (7) Consists of (a) the 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 550,637 shares of common stock owned by the officers of Holdings included in this group, (c) 741,578 shares issuable to the officers of Holdings included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 1,481,742 shares of common stock and 2,630,622 shares of common stock issuable upon exercise of options (also subject to reduction) owned by, other employees of the Company. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

    (8) Consists of (a) 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 1,130,583 shares of common stock owned by the other directors and officers of the Company included in this group, (c) 1,782,750 shares issuable to the other directors and officers of the Company included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 901,796 shares of common stock owned by and 1,589,450 shares of common stock issuable upon exercise of options (also subject to reduction) owned by, other employees of the Company. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

    (9) Consists of (a) the 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b) and (c) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 2,032,379 shares of common stock owned by other directors, officers and members of management of the Company included in this group and (c) 3,372,200 shares issuable to other directors, officers and members of management of the Company included in this group upon exercise of options which, pursuant to the applicable options agreements, may be reduced. All shares described in (b) and (c) are subject to the proxy described in footnote (3) above.

     Management Stockholder Agreements

     The members of the Company's management who are stockholders of Holdings (each a "Management Stockholder") are parties to various agreements, each dated as of October 9, 1992, pertaining to their ownership of Holdings' common stock and options therefor. Set forth below is a summary of certain provisions of these agreements, each of which is filed as an exhibit to this Annual Report. Capitalized terms set forth below and not otherwise defined have the meanings assigned thereto in the relevant agreements.

     Management Stockholders and Registration Rights Agreement. The Management Stockholders and Registration Rights Agreements generally prohibit Management Stockholders from transferring shares of common stock of Holdings owned by them before the earlier of (i) an initial public offering by Holdings (or any successor thereto) (an "IPO") and (ii) October 9, 1996. Thereafter, if any Management Stockholder receives a bona fide offer to purchase any of his common stock, such Management Stockholder may transfer such common stock only after offering such common stock first to Holdings and then, if not accepted by Holdings, to BHLP, in each case on the same terms and conditions as such bona fide offer.

     Any Management Stockholder who retires from the Company, dies or becomes disabled prior to the earlier of (i) an IPO and (ii) October 9, 1996, will have a "put right" for 90 days (180 days in case of death) by which he, or his estate may require Holdings to repurchase all his shares of common stock of Holdings at a price equal, at the option of Holdings, to (i) the higher of (x) the last price paid by BHLP, Holdings or a Management Stockholder for shares of common stock of Holdings and (y) approximately $2.86 per share or (ii) the fair market value of the shares of common stock of Holdings as determined by an independent appraiser or investment banking firm selected by the Board of Directors of Holdings (the value determined pursuant to clause (i) or (ii) being the "Fair Market Value"). Holdings will be required to repurchase such shares at such price, unless such repurchase would violate any applicable law or regulation or any agreement pursuant to which Holdings incurred any debt, in which case Holdings may defer such repurchase until such repurchase would no longer result in any such violation. Holdings will have a "call right" for 365 days by which it can repurchase, at Fair Market Value, any or all of the shares of common stock of Holdings belonging to the Management Stockholder or his estate if, prior to the earlier of (i) an IPO and (ii) October 9, 1996, the Management Stockholder's employment is terminated for any reason, whether due to his retirement, resignation, death, disability or otherwise. Under certain circumstances, Holdings may pay the purchase price of any common stock of Holdings repurchased from a Management Stockholder pursuant to the put rights and call rights described above by delivery of a subordinated note.

     Management Stockholders also have certain "piggyback" registration rights in the event that Holdings registers shares of its common stock for sale under the Securities Act of 1933.

     Stock Option. Grants of options to purchase common stock of Holdings have been made to management and employees of the Company pursuant to, and are subject to the provisions of, an Amended and Restated Stock Option Plan and individual stock option agreements. All outstanding options are presently exercisable. According to the terms of the foregoing plan and form of agreement, any options granted in the future thereunder will become exercisable upon the occurrence of: (i) the passage of 3 years;
    (ii) the death, retirement or disability of the optionee; (iii) a Company Sale (which shall be deemed to have occurred if any person becomes the beneficial owner of 50% or more of the combined voting power of Holdings' securities or acquires substantially all the assets of Holdings or the Company), in proportion to the percentage of Holdings' common stock sold; or(iv) the sale by BHLP (as successor in interest to BCP) of 25% or more of the then outstanding common stock of Holdings, in each case in proportion to the percentage of Holdings stock sold by BHLP. Such options are generally not transferable. Options owned by Management Stockholders are subject to the same put rights and call rights applicable to shares of common stock owned by Management Stockholders.

     Holdings may require that an option be surrendered and cancelled without payment of the exercise price. In this event, the optionee is entitled to receive a number of shares of Holdings common stock equal to the number specified in the grant, reduced by the quotient of the aggregate exercise price otherwise payable and the fair market value per share as of October 9, 1992.

    Investors Shareholders Agreement

     Set forth below is a summary of certain terms of the Investors Shareholders Agreement among Holdings, BHLP (as successor in interest to
    BCP), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), affiliates of Goldman Sachs and CEA. Capitalized terms used below and not otherwise defined have the meaning assigned thereto in the Investors Shareholders Agreement.

     Holdings, BHLP, certain affiliates of DLJ, certain affiliates of Goldman Sachs and CEA (collectively, the "Investor Shareholders") are parties to an Investors Shareholders Agreement that provides restrictions on the transferability of Holdings' common stock and other matters, certain of which are summarized below.

     Board of Directors. The Investors Shareholders Agreement provides that the Board of Directors of Holdings shall consist of seven directors. BHLP has the right to nominate five directors, at least one of whom will be a member of all committees of the Board of Directors of Holdings and at least one of whom will be a member of the management of the Company. The Board of Directors of Holdings currently includes four BHLP nominees, including Mr. Stanley C. Craft, Chief Executive Officer of the Company and Holdings. Similarly, so long as affiliates of DLJ and affiliates of Goldman Sachs hold at least a specified minimum percentage of the shares of common stock of Holdings and Series A Preferred Stock originally purchased by them (and under certain other limited circumstances), the affiliates of DLJ have the right to nominate one director and the affiliates of Goldman Sachs have the right to nominate one director, each of whom will be a member of all of Holdings' Board Committees.

     Each of the Investor Shareholders is required to vote all of its voting shares in favor of the directors so nominated. If any vacancy is created on the Board of Directors of Holdings, it will be filled in accordance with the foregoing nomination procedures.

     Significant Business Decisions. The Investors Shareholders Agreement provides that certain specified significant transactions require approval of the Holdings Board of Directors. In addition, amendments to Holdings' Certificate of Incorporation and By-laws that adversely affect the terms of the common stock, amendments to the Investors Shareholders Agreement, certain significant acquisitions, dispositions, the incurrence of debt beyond specified amounts and certain transactions with affiliates require, in addition to the approval of a majority of the Board of Directors of Holdings, the approval of at least one BHLP-nominated director and, so long as the affiliates of DLJ or the affiliates of Goldman Sachs hold at least a specified minimum investment in Holdings, one director nominated by the affiliates of DLJ or by the affiliates of Goldman Sachs.

     Other Rights. The Investors Shareholders Agreement also includes various rights of first offer, tag-along and pre-emptive rights among the Investor Shareholders. Holdings and the Investor Shareholders are also parties to registration rights agreements relating to Holdings' common stock.

    Item 13.  Certain Relationships and Related Transactions

     The Company incurred advisory fees of approximately $1.0 million and $0.2 million payable to affiliates of BHLP and BCP in 1993 and 1992, respectively. Pursuant to an advisory services agreement among Holdings, the Company and an affiliate of BHLP, the Company agreed to pay such affiliate an annual advisory fee of $1.0 million. The Company also incurred advisory fees of $0.2 million and $0.3 million in 1992 and 1991, respectively payable to Morgan Stanley & Co., Incorporated, an affiliate of the former controlling shareholder of Holdings. In addition, the Company incurred management fees to Holdings of $1.9 million and $3.5 million in 1992 and 1991, respectively. No such fee was incurred in 1993.

     In connection with the Acquisition, the Company paid to an affiliate of BCP a financial advisory fee of approximately $1.9 million and to Morgan Stanley & Co. Incorporated a financial services fee of approximately $3.6 million and Holdings paid to an affiliate of BCP an acquisition advisory fee of approximately $1.9 million. See footnote (2) under Item 12 above for a description of the relationship of Messrs. Woods and Lindsay, directors of the Company, with such BCP affiliate.

     Pursuant to an engagement letter dated July 22, 1992 among BCP, BE and DLJ, as amended by a letter agreement dated October 9, 1992 among BCP, BE, DLJ and Goldman Sachs (collectively, the "Engagement Letter"), Holdings paid DLJ a financial advisory fee of $1.0 million upon consummation of the Acquisition. In addition, Holdings paid an affiliate of DLJ a $1.0 million commitment fee in connection with its commitment to purchase Series A Preferred Stock of BE.

     The Engagement Letter also gives DLJ and Goldman Sachs the right, but not the obligation, subject to certain conditions, to act as financial advisor to the Company and Holdings until the fifth anniversary of the Acquisition on a co-exclusive basis in connection with all acquisition, divestiture and other financial advisory assignments relating to Holdings or the
    Company and to act as co-exclusive managing placement agents or co-exclusive managing underwriters in connection with any debt or equity financing which is either privately placed or publicly offered (excluding commercial bank debt or other senior debt which is privately placed other than any private placement which contemplates a registration of, registered exchange offer for, or similar registration with respect to such securities). In connection with any other senior debt financing which is privately placed (excluding any private placement of senior debt which contemplates a registration, registered exchange offer for, or similar registration with respect to such securities), DLJ has the right, but not the obligation, to act as co-managing placement agent or co-managing underwriter, together only with Chemical Bank. Holdings has retained the right to designate DLJ or Chemical Bank as lead placement agent or lead managing underwriter.

     Pursuant to such engagement, DLJ and Goldman Sachs acted as underwriters in the offerings of the Senior Notes, and in such capacity received aggregate underwriting discounts and commissions of $5.3 million. For any further services performed by DLJ or Goldman Sachs pursuant to the Engagement Letters, DLJ and Goldman Sachs are entitled to fees competitive with those customarily charged by DLJ, Goldman Sachs and other major investment banks in similar transactions and to customary out of pocket fee and expense reimbursement and indemnification and contribution agreements.

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)    1. Financial Statements

                 The financial statements listed under Item 8 are filed as a part of this report.

              2. Financial Statement Schedules

                 The financial statement schedules listed under Item 8 are filed as a part of this report.

              3. Exhibits

                 The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

       (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ESSEX GROUP, INC.
    Date                              (Registrant)

    March 29, 1994                  By    /s/ David A. Owen
    ______________                    _____________________________________
                                      David A. Owen
                                      Vice President Finance, Treasurer and
                                      Chief Financial Officer; Director
                                      (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date

    March 29, 1994                        /s/ Stanley C. Craft
    ______________                    _______________________________________
                                      Stanley C. Craft
                                      President and Chief Executive Officer;
                                      Director
                                      (Principal Executive Officer)

    March 29, 1994                        /s/ David A. Owen
    ______________                    _______________________________________
                                      David A. Owen
                                      Vice President Finance, Treasurer and
                                      Chief Financial Officer; Director
                                      (Principal Financial Officer)

    March 29, 1994                        /s/ Steven R. Abbott
    ______________                    _______________________________________
                                      Steven R. Abbott
                                      Director

    March 29, 1994                        /s/ John L. Cox
    ______________                    _______________________________________
                                      John L. Cox
                                      Director

    March 29, 1994                        /s/ Robert J. Faucher
    ______________                    _______________________________________
                                      Robert J. Faucher
                                      Director

    March 29, 1994                        /s/ Thomas A. Twehues
    ______________                    _______________________________________
                                      Thomas A. Twehues
                                      Director

    March 29, 1994                        /s/ Robert D. Lindsay
    ______________                    _______________________________________
                                      Robert D. Lindsay
                                      Director

    March 29, 1994                        /s/ Ward W. Woods, Jr.
    ______________                    _______________________________________
                                      Ward W. Woods, Jr.
                                      Director

    March 29, 1994                        /s/ James D. Rice
    ______________                    _______________________________________
                                      James D. Rice
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)

                                ESSEX GROUP, INC.

                                INDEX OF EXHIBITS
                                 (Item 14(a)(3))

    Exhibit
      No.                          Description
    --------------------------------------------------------------------------

    2.01 Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    2.02 Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    3.01 Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-20825).
    3.02 By-Laws of the registrant, as amended. (Incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
    4.01 Indenture under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488).
    9.01 Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited Partnership, incorporated by reference to Exhibit 28.1 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.02 Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the registrant and its subsidiaries, incorporated by reference to Exhibit 28.3 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.03 Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the registrant and its subsidiaries, incorporated by reference to
            Exhibit 28.4 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.01 Amendment and Restatement of Credit Agreement dated May 7, 1993, incorporated by reference to Exhibit 28.7 to the Company's Registration Statement on Pre-Effective Amendment No. 3 to Form S-2 (Commission File No. 33-59488).

    Exhibit
     No.                           Description
    --------------------------------------------------------------------------

    10.02 Credit Agreement dated as of September 25, 1992, among B E Acquisition Corporation, BCP/Essex Holdings Inc., the registrant, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 4.6 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.03 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    22.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).

                          REPORT OF INDEPENDENT AUDITORS

    The Board of Directors and Stockholder
    Essex Group, Inc.

    We have audited the accompanying consolidated balance sheets of Essex Group, Inc. Successor as of December 31, 1993 and 1992 and the related consolidated statements of operations and cash flows of Essex Group, Inc. Successor for the year ended December 31, 1993 and the three month period ended December 31, 1992, and the consolidated statements of operations and cash flows of Essex Group, Inc. Predecessor for the nine month period ended September 30, 1992 and the year ended December 31, 1991. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex Group, Inc. Successor at December 31, 1993 and 1992 and the consolidated results of operations and cash flows of Essex Group, Inc. Successor for the year ended December 31, 1993, and the three month period ended December 31, 1992, and of Essex Group, Inc. Predecessor for the nine month period ended September 30, 1992 and the year ended December 31, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                          ERNST & YOUNG

    Indianapolis, Indiana
    January 28, 1994

                                ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1993           1992
    --------------------------------------------------------------------------------------

                              ASSETS

    Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . .     $ 10,346     $  9,033
       Accounts receivable (net of allowance of
        $2,811 and $2,455 . . . . . . . . . . . . . . . . . .      116,733      112,269
       Inventories  . . . . . . . . . . . . . . . . . . . . .      139,357      133,698
       Other current assets . . . . . . . . . . . . . . . . .        9,738       13,915
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      276,174      268,915


    Property, plant and equipment, net  . . . . . . . . . . .      273,084      272,305
    Excess of cost over net assets acquired (net of
     accumulated amortization of $5,081 and $1,046) . . . . .      137,164      141,199
    Other intangible assets and deferred costs
     (net of accumulated amortization of $2,986
     and $4,334)  . . . . . . . . . . . . . . . . . . . . . .       13,921       18,372
    Other assets  . . . . . . . . . . . . . . . . . . . . . .        6,654        2,356
                                                                  --------     --------

                                                                  $706,997     $703,147
                                                                  ========     ========

                        See Notes to Consolidated Financial Statements






















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - continued




                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1993           1992
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Current portion of long-term debt  . . . . . . . . . .     $      -     $ 40,000
       Accounts payable . . . . . . . . . . . . . . . . . . .       45,535       45,322
       Accrued liabilities  . . . . . . . . . . . . . . . . .       42,863       43,597
       Deferred income taxes  . . . . . . . . . . . . . . . .       14,277       15,986
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       18,363           75
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      121,038      144,980

    Long-term debt  . . . . . . . . . . . . . . . . . . . . .      200,000      181,289
    Deferred income taxes . . . . . . . . . . . . . . . . . .       77,794       76,707
    Other long-term liabilities . . . . . . . . . . . . . . .        4,433        2,449

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings (deficit)  . . . . . . . . . . . . .          948       (5,062)
                                                                  --------     --------

              Total stockholder's equity  . . . . . . . . . .      303,732      297,722
                                                                  --------     --------

                                                                  $706,997     $703,147
                                                                  ========     ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  SUCCESSOR                  PREDECESSOR
                                          --------------------------  -------------------------
                                                       Three Month    Nine Month
                                           Year Ended  Period Ended  Period Ended   Year Ended
                                          December 31, December 31,  September 30, December 31,

         In Thousands of Dollars              1993         1992          1992          1991
         --------------------------------------------------------------------------------------
         REVENUES:
           Net sales                      $868,846       $209,354       $699,997     $885,492
           Interest income                     265             88             73          425
           Other income                      1,724             87            921        1,541
                                          --------       --------       --------     --------

                                           870,835        209,529        700,991      887,458
                                          --------       --------       --------     --------
         COSTS AND EXPENSES:
           Cost of goods sold              745,875        186,026        594,122      753,077
           Selling and administrative       75,489         22,349         59,609       80,227
           Interest expense                 25,241          8,086         14,505       24,969
           Other expense (income)            1,801             30            (98)       1,444
           Merger related expenses               -              -         18,139            -
                                          --------       --------       --------     --------
                                           848,406        216,491        686,277      859,717
                                          --------       --------       --------     --------
         Income (loss) before income
          taxes and extraordinary charge    22,429         (6,962)        14,714       27,741
         Provision (benefit) for income
          taxes                             13,052         (1,900)         9,278       13,241
                                          --------       --------       --------     --------

         Income (loss) before
          extraordinary charge               9,377         (5,062)         5,436       14,500
         Extraordinary charge - debt
          retirement, net of income tax
          benefit                            3,367              -            122        1,471
                                          --------       --------       --------     --------

         Net income (loss)                 $ 6,010       $ (5,062)      $  5,314     $ 13,029
                                          ========       ========       ========     ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  SUCCESSOR                  PREDECESSOR
                                          -------------------------   -------------------------
                                                        Three Month    Nine Month
                                           Year Ended   Period Ended  Period Ended  Year Ended
                                          December 31,  December 31, September 30, December 31,

         In Thousands of Dollars              1993          1992          1992         1991
         --------------------------------------------------------------------------------------
         OPERATING ACTIVITIES
           Net income (loss)                  $6,010     $(5,062)         $5,314      $13,029
           Adjustments to reconcile net
            income (loss) to cash
            provided by operating
            activities:
             Depreciation and
              amortization                    29,879       8,743          16,913       22,390
             Non cash interest expense         4,968       3,251           1,460        1,696
             Non cash pension expense          2,124         591           2,852        2,739
             Provision (credit) for
              losses on accounts
              receivable                         850          75          (1,848)       1,210
             Provision (benefit) for
              deferred income taxes             (622)     (1,581)          1,267          164
             (Gain) loss on disposal of
              property, plant and
              equipment                          436         (44)           (389)       1,091
             Loss on repurchase of debt        5,519           -             200        2,412

             Changes in operating assets
              and liabilities:
              (Increase) decrease in
               accounts receivable            (5,314)     18,275         (24,426)       7,480
              (Increase) decrease in
               inventories                    (5,659)       (863)         (5,130)      10,907
              Increase (decrease) in
               accounts payable and
               accrued liabilities              (720)      1,750          10,901        5,108
              Net (increase) decrease in
               other assets and
               liabilities                     4,908      (2,347)         (2,589)      (5,606)
              Increase (decrease) in due
               to Holdings                    18,288     (12,017)         18,128        8,182
                                            --------    --------        --------     --------

               NET CASH PROVIDED BY
                OPERATING ACTIVITIES          60,667      10,771          22,653       70,802
                                            --------    --------        --------     --------

                              See Notes to Consolidated Financial Statements





                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  SUCCESSOR                  PREDECESSOR
                                          -------------------------  --------------------------
                                                        Three Month    Nine Month
                                           Year Ended   Period Ended  Period Ended  Year Ended
                                          December 31,  December 31, September 30, December 31,

         In Thousands of Dollars              1993          1992          1992         1991
         --------------------------------------------------------------------------------------
         INVESTING ACTIVITIES
           Additions to property, plant
            and equipment                    (26,167)    (14,705)        (16,475)     (13,242)
           Proceeds from disposal of
            property, plant and
            equipment                            352          45           2,179          458
           Investment in subsidiary and
            joint venture                     (4,970)          -          (1,220)        (470)
                                            --------    ---------       --------     --------
               NET CASH USED FOR
                INVESTING ACTIVITIES         (30,785)    (14,660)        (15,516)     (13,254)
                                            --------    --------        --------     --------

         FINANCING ACTIVITIES
           Proceeds from senior notes        200,000           -               -            -
           Proceeds from term loan                 -     130,000               -            -
           Retire prior indebtedness               -     (94,000)              -            -
           Net increase (decrease) in
            revolving loan                   (11,000)     11,000          33,000        9,000
           Net payments of other
            long-term debt                  (120,500)     (9,500)        (34,540)     (20,886)
           Repurchase of 12 3/8% senior
            subordinated debentures          (89,983)    (11,692)         (2,291)     (43,245)
           Cash dividends paid                     -      (7,500)              -       (5,000)
           Debt issuance costs                (7,086)    (17,232)           (653)           -
                                            --------    --------         --------    --------
               NET CASH PROVIDED BY
                (USED FOR) FINANCING
                ACTIVITIES                   (28,569)      1,076          (4,484)     (60,131)
                                            --------    --------        --------     --------
         NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                 1,313      (2,813)         2,653        (2,583)
         Cash and cash equivalents at
          beginning of period                  9,033      11,846          9,193        11,776
                                            --------    --------       --------      --------
         Cash and cash equivalents at
          end of period                      $10,346      $9,033        $11,846        $9,193
                                            ========    ========       ========      ========

                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In Thousands of Dollars
    -----------------------

    NOTE 1   ORGANIZATION AND ACQUISITION

    Acquisition of the Company

     On February 29, 1988, MS/Essex Holdings Inc. ("Holdings"), acquired Essex Group, Inc. (the "Company") from United Technologies Corporation ("UTC") (the "1988 Acquisition") and operated it as a wholly-owned subsidiary ("Predecessor"). The outstanding common stock of Holdings was beneficially owned by the Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), certain directors and members of management of Holdings and the Company, and others.

     On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Successor"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE include affiliates of Bessemer Capital Partners, L.P. ("BCP"), Goldman, Sachs & Co. ("Goldman Sachs"), Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), Chemical Equity Associates, A California Limited Partnership and members of management and other employees of the Company. Pursuant to the
    Acquisition and Merger, (i) stockholders of Holdings, prior to the Acquisition and Merger, became entitled to receive approximately $2.86 for each outstanding share of common stock of Holdings held by them, (ii) holders of options to purchase Holdings common stock, other than those persons entering into an option continuation agreement, became entitled to receive the difference between approximately $2.86 per share and the per share exercise price of such options and (iii) the capital stock of BE was converted into capital stock of Holdings. The Acquisition and Merger resulted in a change in control of Holdings. Further, the Acquisition and Merger occurred at the Holdings level and, therefore, did not directly affect the Company's status as a wholly-owned subsidiary of Holdings. In December 1993, BCP transferred its ownership interest in Holdings to Bessemer Holdings, L.P. ("BHLP") an affiliate of BCP.

     In connection with the Acquisition and Merger, the Company recorded certain merger related expenses of $18,139 consisting primarily of bonus and option payments to certain employees, and certain merger fees and expenses, which were charged to operations as of September 30, 1992.

     For financial statement purposes, the Acquisition and Merger was accounted for by Holdings as a purchase acquisition effective October 1, 1992. Because the Company is a wholly-owned subsidiary of Holdings, the effects of the Acquisition and Merger have been reflected in the Company's financial statements, resulting in a new basis of accounting reflecting estimated fair values for the Successor's assets and liabilities at that date. However, to the extent that Holdings' management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholder's equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis. As a result, the Company's financial statements for the periods

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    subsequent to September 30, 1992 are presented on the Successor's new basis of accounting, while the financial statements for September 30, 1992 and prior periods are presented on the Predecessor's historical cost basis of accounting.

     The aggregate purchase price of Holdings and a reconciliation to the initial capitalization of Successor are as follows:

     Purchase price, including related fees:

               Purchase price, excluding Seller's expenses  . . . .  $138,445
               Related fees and expenses  . . . . . . . . . . . . .     6,168
                                                                     --------
                                                                      144,613

               Less reduction to reflect proportionate historical
               cost basis for management's continuing common stock
               interest   . . . . . . . . . . . . . . . . . . . . .   (15,259)
                                                                     --------

                                                                      129,354
               Holdings debt ($191,645) and deferred debt
               issuance costs, deferred and refundable income
               taxes and other minor Holdings amounts not
               reflected in Successor financial statements
               (See Note 9)   . . . . . . . . . . . . . . . . . . .   173,430
                                                                     --------

               Initial capitalization of Successor  . . . . . . . .  $302,784
                                                                     ========

     The allocation of the purchase price to historical assets and liabilities of the Company was as follows:


    Net assets at prior historical cost . . . . . . . . . . . . . . . . . .    $132,257
    Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . .      18,959
    Increase in property, plant and equipment . . . . . . . . . . . . . . .      98,131
    Deferred debt expense and changes in other assets and liabilities . . .       1,335
    Long-term debt premium  . . . . . . . . . . . . . . . . . . . . . . . .      (5,812)
    Adjust deferred income taxes to new basis . . . . . . . . . . . . . . .     (84,331)
    Excess of cost over net assets acquired . . . . . . . . . . . . . . . .     142,245
                                                                               --------
                                                                               $302,784
                                                                               ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

     The following unaudited pro forma consolidated results of operations for the twelve month periods ended December 31, 1992 and 1991 are presented assuming the Acquisition and Merger had occurred on January 1, 1991 (no affect on revenues):

                                                           1992              1991
                                                        ----------------------------
    Income (loss) before extraordinary charge . . .      $(6,014)           $   477
                                                         ========          ========

    Net Income (loss) . . . . . . . . . . . . . . .      $(6,026)           $   331
                                                         ========          ========

     The primary pro forma effects are revised depreciation and amortization charges, interest expense and income taxes. The pro forma information does not purport to present what the Company's consolidated results of operations would actually have been if the Acquisition and Merger had occurred on January 1, 1991 and is not intended to project future results of operations.

    NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation and business segment

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one industry segment. The Company develops, manufactures and markets electrical wire and cable and insulation products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for the construction industry; telephone cable for the telecommunications industry; wire for automotive and appliance applications; and insulation products for the electrical industry. The Company's customers are principally located throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    Fair value of financial instruments

     The Company's financial instruments consist of cash and cash equivalents, investment securities and the Company's long-term debt. The carrying amounts of the Company's financial instruments approximate fair value at December 31, 1993.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Cash and cash equivalents

     All highly liquid financial instruments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

    Inventories

     Inventories are stated at cost, determined principally on the last-in, first-out ("LIFO") method, which is not in excess of market.

    Property, plant and equipment

     Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method.

    Investment in joint venture

     An investment in a joint venture is stated at cost adjusted for the Company's share of undistributed earnings or losses.

    Investment in subsidiary

     In late 1993, the Company acquired a majority interest in Interstate Industries, Inc. for cash of $4,300, subject to final purchase price adjustments and the minority interest ownership percentage. At December 31, 1993, the acquisition is included in other assets; consolidation of this subsidiary would not have a significant effect on the 1993 consolidated financial statements.

    Income taxes

     Effective October 1, 1992, concurrent with the new basis of accounting, the Successor adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109"). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying current tax laws. Through September 30, 1992, deferred income taxes were provided by Predecessor for significant timing differences in the recognition of revenue and expense for tax and financial statement purposes.

     Holdings and the Company file a consolidated U.S. federal income tax return. The Company operates under a tax sharing agreement with Holdings whereby the Company's aggregate income tax liability is calculated as if it filed a separate tax return with its subsidiaries.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Excess of cost over net assets acquired

     Excess of cost over net assets acquired represents the excess of the Holdings contribution to capital, based on its purchase price over the fair value of the net assets acquired in the Acquisition, and is being amortized by the straight-line method over 35 years.

    Other intangible assets

     In connection with the 1988 Acquisition, a covenant not to compete agreement was entered into whereby, in general, UTC agreed that until March 1, 1993, it would not engage in or carry on any business directly competing with any business carried on by the Company on February 29, 1988. The $34,000 purchase price allocated by the Predecessor to the covenant not to compete was classified as an intangible asset and was amortized over five years through February 1993.

    Recognition of revenue

     Substantially all of the Company's revenue is recognized at the time the product is shipped.

    Postretirement and postemployment benefits

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits". The effect of adopting the new rules was not material to the Company's 1993 consolidated results of operations or financial condition.

    Unusual items

     Included in Successor's cost of goods sold for the three month period ended December 31, 1992 is a charge of approximately $2,600 to reflect the estimated cost of anticipated plant consolidations, primarily costs to move equipment and personnel related expenses. In the nine month period ended September 30, 1992, Predecessor recorded a charge of approximately $1,500 to selling and administrative expenses for the relocation of a business unit which was completed in 1993. During 1991, Predecessor settled a warranty claim resulting in a charge of approximately $1,700 to selling and administrative expenses.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 3   INVENTORIES

    The components of inventories are as follows:

                                                             December 31,
                                                   -------------------------------
                                                         1993            1992
                                                      ----------      ----------
    Finished goods  . . . . . . . . . . . . . .          $97,332       $95,566
    Raw materials and work in process . . . . .           27,927        39,478
                                                        --------      --------
                                                         125,259       135,044
    LIFO reserve  . . . . . . . . . . . . . . .           14,098        (1,346)
                                                        --------      --------
                                                        $139,357      $133,698
                                                        ========      ========


      Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $136,980 and $131,481 at December 31, 1993 and 1992, respectively.

    NOTE 4   PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                            December 31,
                                                    ----------------------------
                                                         1993           1992
                                                      ----------     ----------
      Land  . . . . . . . . . . . . . . . . . . . .    $ 9,255        $  8,931
      Buildings and improvements  . . . . . . . . .     82,664          75,524
      Machinery and equipment   . . . . . . . . . .    201,871         174,965
      Construction in process   . . . . . . . . . .      9,667          18,855
                                                      --------        --------

                                                       303,457         278,275
      Less: accumulated depreciation  . . . . . . .     30,373           5,970
                                                      --------        --------

                                                      $273,084        $272,305
                                                      ========        ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 5   ACCRUED LIABILITIES

    Accrued liabilities include the following:

                                                            December 31,
                                                    ----------------------------
                                                         1993           1992
                                                      ----------     ----------
      Salaries, wages and employee benefits   . . .     $12,099        $11,659
      Amounts due customers   . . . . . . . . . . .       4,328          4,557
      Other   . . . . . . . . . . . . . . . . . . .      26,436         27,381
                                                       --------       --------
                                                        $42,863        $43,597
                                                       ========       ========

    NOTE 6   LONG-TERM DEBT

    Long-term debt consists of the following:

                                                            December 31,
                                                    ----------------------------
                                                         1993           1992
                                                      ----------     ----------
      10% Senior notes  . . . . . . . . . . . . . .    $200,000       $      -
      Term loan . . . . . . . . . . . . . . . . . .           -        120,500
      Revolving loan  . . . . . . . . . . . . . . .           -         11,000
      12 3/8% Senior subordinated debentures  . . .           -         89,789
                                                       --------       --------
                                                        200,000        221,289

      Less: current portion . . . . . . . . . . . .           -         40,000
                                                       --------       --------
                                                       $200,000       $181,289
                                                       ========       ========

    Bank Financing

     In connection with the Acquisition and Merger, the Company entered into a credit agreement dated September 25, 1992, among BE, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). Under the Credit Agreement, the Company borrowed $130,000 in term loans (the
    "Term  Credit")  of  which  $94,000  was used  to  repay  all indebtedness

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    outstanding under the previous credit agreement and the balance was used to pay a portion of the consideration payable to Holdings' shareholders and option holders in the Merger and certain fees and expenses in connection with the Acquisition and Merger and for other general corporate purposes. In May 1993, the Company applied $111,000 of the proceeds from the sale of its 10% Senior Notes due 2003 (the "Senior Notes") to repay the outstanding balance under the Term Credit. See Senior Notes below. The Company recognized an extraordinary charge of $3,055, net of applicable tax benefit of $1,953, in the second quarter of 1993 representing the write-off of unamortized debt costs associated with the outstanding Term Credit.

     On May 7, 1993 an amendment and restatement of the Credit Agreement (the "Restated Credit Agreement") became effective. The Restated Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($13,924 at December 31, 1993) (the "Revolving Credit"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. The Company has purchased interest rate cap protection through 1994 with respect to $100,000 of debt. Such interest rate protection was purchased at a cost of $685 and carries a strike rate of 6% (three month LIBOR). At December 31, 1993 and 1992, the Company's incremental borrowing rate, including applicable margins, approximated 7.3% and 7.8%, respectively, relating to borrowings under the Restated Credit Agreement and the Credit Agreement.

     The Restated Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1993, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement.

     The indebtedness under the Restated Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

    Senior Notes

     On May 7, 1993 the Company issued $200,000 aggregate principal amount of its Senior Notes which bear interest at 10% and are due in May, 2003. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were $193,450. The Company applied $111,000 of such proceeds to the repayment of the Term Credit and on June 2, 1993 applied the balance of such

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    proceeds, together with new borrowings of $7,450 under the Revolving Credit, to redeem all of its outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures").

     The Senior Notes rank pari passu in right of payment with all other senior indebtedness of the Company. To the extent that any other senior indebtedness of the Company is secured by liens on the assets of the Company, the holders of such secured senior indebtedness will have a claim prior to any claim of the holders of the Senior Notes as to those assets.

     At the option of the Company, the Senior Notes may be redeemed, commencing in May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001, or at 109% for up to $67,000 with the proceeds from any public equity offering prior to June 30, 1996. Upon a Change in Control, as defined in the indenture covering the Senior Notes (the "Indenture"), each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a repurchase price equal to 101% of the principal amount thereof. The Indenture contains various covenants which include, among other things, limitations on debt, on the sale of assets, and on cash dividends paid. Through December 31, 1993, the Company fully complied with all of the financial ratios and covenants contained in the Indenture.

    Debentures

     The Debentures were due in 2000 and bore interest at 12 3/8% per annum payable semi-annually. However, the Restated Credit Agreement required the Debentures, which were callable at 106% commencing May 15, 1993, to be retired no later than June 30, 1993. Because of the mandatory retirement, the Debentures were valued by the Successor at the expected retirement cost, discounted at 11.5%. On June 2, 1993, the Company redeemed all of the outstanding Debentures at 106% of their principal amount, resulting in a net loss of $312, net of applicable tax benefit of $199, which has been reported as an extraordinary charge.

     During 1992 the Company repurchased outstanding Debentures which had a carrying value of $13,843. The net loss resulting from this repurchase, which includes the write-off of a portion of unamortized debt costs, totalled $122, net of applicable income tax benefit of $78, for Predecessor, which has been reported as an extraordinary charge. During 1991, the Company repurchased outstanding Debentures which had a carrying value of $41,960. The net loss resulting from this repurchase, including unamortized debt costs, was reflected as an extraordinary charge of $1,471, net of applicable income tax benefit of $941.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Other

     The Company capitalized interest costs of $1,599, $116, $220 and $0 for Successor in 1993, Successor and Predecessor in 1992, and for Predecessor in 1991, respectively, with respect to qualifying assets.

     Total  interest  paid was  $20,961,  $7,344,  $10,076  and  $24,308,  for
    Successor in 1993, Successor and Predecessor in 1992, and for Predecessor in 1991, respectively.

     There are no maturities of long-term debt within the next five years.

    NOTE 7   INCOME TAXES

     Effective October 1, 1992, concurrent with the new basis of accounting, the Successor adopted FAS 109. The Predecessor's financial statements for all periods through September 30, 1992 reflect the historical accounting method for income taxes and have not been restated to reflect FAS 109. Under FAS 109 assets and liabilities acquired, and the resulting charges or credits reflected in future statements of operations, are stated at the gross fair value at the date of acquisition, whereas under the previous historical method, assets and liabilities and the resulting charges or credits were recorded at amounts net of the related tax differences between fair value and the tax basis.

     Deferred income taxes at December 31, 1993 and December 31, 1992 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Successor's deferred tax liabilities and assets are as follows:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                    December 31,
                                              -------------------------
                                                 1993          1992
                                               --------      --------
    Deferred tax liabilities:
      Property, plant and equipment . . . .    $75,923        $76,458
      Inventory . . . . . . . . . . . . . .     27,935         27,768
      Other . . . . . . . . . . . . . . . .      4,274          4,629
                                              --------       --------

       Total deferred tax liabilities . . .    108,132        108,855
                                              --------       --------
    Deferred tax assets:
      Accrued liabilities . . . . . . . . .      8,793          8,354
      Long-term debt premium  . . . . . . .          -          1,910
      Other . . . . . . . . . . . . . . . .      7,268          5,898
                                              --------       --------

        Total deferred tax assets . . . . .     16,061         16,162
                                              --------       --------

        Net deferred tax liabilities  . . .    $92,071        $92,693
                                              ========       ========


                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

     The components of income tax expense (benefit) are:

                                          SUCCESSOR                 PREDECESSOR
                                  -------------------------  -------------------------
                                                Three Month   Nine Month
                                   Year Ended  Period Ended  Period Ended   Year Ended
                                  December 31, December 31,  September 30, December 31,
                                      1993         1992          1992          1991
                                  ------------ ------------  ------------- ------------
    Current:
      Federal . . . . . . . . . .    $10,978     $  (431)        $6,868      $10,745
      State . . . . . . . . . . .      2,696         112          1,143        2,332

    Deferred:
      Federal . . . . . . . . . .        127      (1,297)         1,109          135
      State . . . . . . . . . . .       (749)       (284)           158           29
                                    --------     -------       --------     --------

                                     $13,052     $(1,900)        $9,278      $13,241
                                    ========     =======       ========     ========

     In compliance with the Omnibus Budget Reconciliation Act of 1993, enacted in August of 1993 retroactive to January 1, 1993, the Company's tax balances were adjusted in the third quarter of 1993 to reflect the increase in the federal statutory tax rate from 34% to 35%. The adjustment had the effect of increasing income tax expense by $2,250 for the year ended December 31, 1993.

     Total income taxes paid were $1,131, $8,608, $6,604 and $6,411 for Successor in 1993, Successor and Predecessor in 1992, and for Predecessor in 1991, respectively.

     The Predecessor's deferred tax provision results from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. Sources of these differences were primarily related to depreciation and accruals deductible in different periods for tax purposes.

     Principal differences between the effective income tax rate and the statutory federal income tax rate are:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                     SUCCESSOR                 PREDECESSOR
                                            --------------------------  --------------------------
                                                           Three Month   Nine Month
                                              Year Ended  Period Ended  Period Ended   Year Ended
                                             December 31, December 31,  September 30, December 31,
                                                 1993         1992          1992          1991
                                            ------------- ------------  ------------- ------------
    Statutory federal income tax rate . . .      35.0%      (34.0)%         34.0%       34.0%
    State and local taxes, net of
     federal benefit  . . . . . . . . . . .       5.6        (1.6)           5.8         5.5
    Permanent differences from applying
     purchase accounting  . . . . . . . . .         -           -           12.2         7.7
    Excess of cost over net assets
     acquired amortization  . . . . . . . .       6.3         5.1              -           -
    Federal rate increase . . . . . . . . .      10.0           -              -           -
    Tax sharing agreement limitation  . . .         -           -            8.2           -
    Other, net  . . . . . . . . . . . . . .       1.3         3.2            2.9          .5
                                               ------      ------         ------      ------

    Effective income tax rate . . . . . . .      58.2%      (27.3)%         63.1%       47.7%
                                               ======      ======         ======      ======


     The Company elected not to step up its tax bases in the assets acquired. Accordingly, the income tax bases in the assets acquired have not been changed from pre-1988 Acquisition values. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus increasing the effective income tax rate reflected in the Predecessor's consolidated financial statements. Under FAS 109, the Successor has recorded deferred income taxes for such differences.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 8  RETIREMENT BENEFITS

     The Company participates in two defined benefit retirement plans for substantially all salaried and hourly employees. In 1992, the Company adopted a supplemental executive retirement plan and related agreements, which provides benefits based on the same formula as in effect under the salaried employees' plan, but which only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. Salaried plan benefits are generally based on years of service and the employee's compensation during the last several years of employment. Hourly plan benefits are based on hours worked and years of service with a fixed dollar benefit level. The Company's funding policy is based on an actuarially determined cost method allowable under Internal Revenue Service regulations, the projected unit credit method. Pension plan assets consist principally of fixed income and equity securities and cash and cash equivalents.

     The components of net periodic pension cost for the plans are as follows:

                                                    SUCCESSOR                  PREDECESSOR
                                            -------------------------  ---------------------------
                                                          Three Month   Nine Month
                                             Year Ended  Period Ended  Period Ended   Year Ended
                                            December 31, December 31,  September 30, December 31,
                                                1993         1992          1992          1991
                                            ------------ ------------  ------------- -------------
    Service cost benefits earned
     during the period  . . . . . . . . . .     $2,611       $628        $2,282        $2,624
    Interest costs on projected benefit
     obligation . . . . . . . . . . . . . .      3,521        799         2,479         2,562
    Actual return on plan assets  . . . . .     (6,078)      (841)       (1,544)       (6,234)
    Net amortization and deferral . . . . .      2,573          5          (365)        3,787
                                              --------   --------      --------      --------

    Net periodic pension cost . . . . . . .     $2,627       $591        $2,852        $2,739
                                              ========   ========      ========      ========



     The following table summarizes the funded status of these pension plans and the related amounts that are recognized in the consolidated balance sheets:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                                       December 31,
                                                            ----------------------------------
                                                                  1993             1992
                                                            ---------------- -----------------
    Actuarial present value of benefit obligation:
        Vested  . . . . . . . . . . . . . . . . . . . . .        $32,313          $21,220
        Nonvested   . . . . . . . . . . . . . . . . . . .          3,110            2,642
                                                                --------         --------

        Accumulated benefit obligation  . . . . . . . . .         35,423           23,862
        Effect of projected future salary increases   . .         15,409           18,043
                                                                --------         --------

        Projected benefit obligation  . . . . . . . . . .         50,832           41,905
    Plan assets at fair value . . . . . . . . . . . . . .         45,137           39,211
                                                                --------         --------

    Deficiency of projected benefit obligation
     over fair value of plan assets . . . . . . . . . . .         (5,695)          (2,694)
    Unrecognized net (gain) loss  . . . . . . . . . . . .            614             (206)
                                                                --------         --------

    Pension liability recognized in balance sheets  . . .        $(5,081)         $(2,900)
                                                                ========         ========


     Certain  actuarial  assumptions  were revised  in  1993  resulting  in an increase of $3,448 in the projected benefit obligation. Actuarial assumptions were revised at October 1, 1992 concurrent with the new basis of accounting. The revised assumptions resulted in a $7,328 reduction in the projected benefit obligation as of October 1, 1992.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

     Following is a summary of significant actuarial assumptions used:

                                             SUCCESSOR                 PREDECESSOR
                                     -------------------------  --------------------------
                                                   Three Month   Nine Month
                                      Year Ended  Period Ended  Period Ended   Year Ended
                                     December 31, December 31,  September 30, December 31,
                                         1993         1992          1992          1991
                                     ------------ ------------  ------------- ------------
    Discount rates  . . . . . . . .      7.0%          8.0%         7.1%         7.1%
    Rates of increase in
     compensation levels  . . . . .      5.0%          6.0%         7.0%         7.0%
    Expected long-term rate of
     return on assets . . . . . . .      9.0%          9.0%         7.1%         7.9%


     The Company contributed $194, $48, $136 and $165 to multi-employer pension plans for Successor in 1993, Successor and Predecessor in 1992 and for Predecessor in 1991, respectively. The Company has no further obligation, other than recurring contributions, to these plans as long as the applicable operations continue.

     The Company has established a defined contribution savings plan which allows both 401(a) and 401(k) contributions covering substantially all of the salaried employees of the Company. The purpose of this savings plan is generally to provide additional financial security during retirement by providing salaried employees with an incentive to make regular savings. The Company's contributions to the plan, which approximates expense, are based on employee contributions and totalled $1,030, $276, $733 and $946 for Successor in 1993, Successor and Predecessor in 1992, and Predecessor in 1991, respectively.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 9  STOCKHOLDER'S EQUITY

     The   following  is  an   analysis  of  the  changes   to  the  Company's
    stockholder's equity:

                                                                Common
                                                              Stock Plus
                                                              Additional                Total
                                                               Paid In    Retained  Stockholder's
                                                               Capital    Earnings      Equity
                                                              ---------- ---------- --------------
    PREDECESSOR
    -----------
    Balance at January 1, 1991  . . . . . . . . . . . . . .     $58,000    $54,325      $112,325

    Net income  . . . . . . . . . . . . . . . . . . . . . .           -     13,029        13,029
    Cash dividends paid to Holdings . . . . . . . . . . . .           -     (5,000)       (5,000)
                                                               --------   --------      --------

    Balance at December 31, 1991  . . . . . . . . . . . . .      58,000     62,354       120,354

    Net income  . . . . . . . . . . . . . . . . . . . . . .           -      5,314         5,314
    Merger related expenses payable by Holdings . . . . . .      14,089          -        14,089
    Cash dividends paid to Holdings . . . . . . . . . . . .           -     (7,500)       (7,500)
                                                               --------   --------      --------

    Balance at September 30, 1992 . . . . . . . . . . . . .     $72,089    $60,168      $132,257
                                                               ========   ========      ========
    SUCCESSOR
    ---------
    Initial capitalization at October 1, 1992:
        Initial capitalization  . . . . . . . . . . . . . .    $318,043   $      -      $318,043
        Reduction of equity to reflect proportionate
         historical cost basis for management's
         continuing common stock interest   . . . . . . . .     (15,259)         -       (15,259)
                                                               --------   --------      --------
                                                                302,784          -       302,784

    Net loss  . . . . . . . . . . . . . . . . . . . . . . .           -     (5,062)       (5,062)
                                                               --------   --------      --------
    Balance at December 31, 1992  . . . . . . . . . . . . .     302,784     (5,062)      297,722

    Net income  . . . . . . . . . . . . . . . . . . . . . .           -      6,010         6,010
                                                               --------   --------      --------

    Balance at December 31, 1993  . . . . . . . . . . . . .    $302,784   $    948      $303,732
                                                               ========   ========      ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars, Except Per Copper Pound Data
    -----------------------------------------------------

    NOTE 10  RELATED PARTY TRANSACTIONS

     Advisory services fees of $1,000 and $229 were paid to affiliates of BHLP and BCP for 1993 and the three month period ended December 31, 1992, respectively, and to MSLEF II in the amount of $210 and $280 during the nine month period ended September 30, 1992, and for 1991, respectively. It is expected that financial advisory fees to an affiliate of BHLP will continue to be paid for such services in the future. Also, in connection with the Acquisition and Merger, an affiliate of BCP received financial advisory fees of $1,900 associated with the financing plus certain out of pocket expenses. DLJ and Goldman Sachs acted as underwriters in the offerings of the Senior Notes, and in such capacity received aggregate underwriting discounts and commissions of $5,300. In addition, during the nine month period ended September 30, 1992, and for the year 1991, management fees to Holdings of $1,875 and $3,500 respectively, were incurred.

     In May 1989, Holdings issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of Holdings Debentures, the proceeds of which were used to pay a dividend to Holdings shareholders, cash bonuses to certain members of its management, and related expenses. During 1991, the Company paid cash dividends to Holdings of $5,000, which amounts were used to repurchase Holdings Debentures. Additionally, during 1992, the Company paid cash dividends of $7,500 which were used to finance a portion of the Acquisition. As of December 31, 1993, Holdings had a liability of $228,942 related to the Holdings Debentures. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued. No periodic cash payment of interest is required to be made by Holdings prior to November 15, 1995 on the Holdings Debentures and interest is payable in cash at 16.0% thereafter.

     Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the Restated Credit Agreement. Accordingly, Holdings' ability to meet its obligations when due under the terms of its indebtedness will be dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' debt obligations.

    NOTE 11  CONTINGENT LIABILITIES AND COMMITMENTS

     There are various claims and pending legal proceedings against the Company including environmental matters and other matters arising out of the ordinary conduct of its business. Pursuant to the 1988 Acquisition, UTC agreed to indemnify the Company against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Company prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance,  the  Company  is  fully  indemnified with  respect  to conditions, events or circumstances known to UTC prior to February 29, 1988. Further, the Company is indemnified, subject to a $4,000 "basket" for losses related to any environmental events, conditions or circumstances identified in the five year period ended February 1993, to the extent such losses are not caused by activities of the Company after February 29, 1988. After consultation with counsel, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect the consolidated financial position or results of operations.

     At December 31, 1993, the Company had purchase commitments of 444.5 million pounds of copper. This is not expected to be either a quantity in excess of needs or at prices in excess of amounts that can be recovered upon sale of the copper products. The commitments are to be priced based on the COMEX price in the contractual month of shipment except for 60.1 million pounds priced at fixed amounts, of which 36.6 million pounds are covered by customer sales agreements at copper prices at least equal to the Company's commitment. The remaining 23.5 million pounds that are not covered by customer sales agreements are priced at an average of $.81 per pound.

     At December 31, 1993, the Company had committed $8,644 to outside vendors for certain capital projects.

     The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $6,224, $1,949, $4,138 and $5,684 under such arrangements for the year ended December 31, 1993, the three month period ended December 31, 1992, the nine month period ended September 30, 1992 and the year 1991, respectively. Rental commitments at December 31, 1993 under long-term noncancellable operating leases were as follows:

                             Real Estate       Equipment           Total
                             -----------       ---------           -----
    1994                      $ 2,230           $2,284            $ 4,514
    1995                        1,883            2,067              3,950
    1996                        1,391            1,185              2,576
    1997                        1,132              701              1,833
    1998                        1,015              652              1,667
    After 1998                 13,988            1,421             15,409
                              -------           ------            -------
                              $21,639           $8,310            $29,949
                              =======           ======            =======

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 12  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              SUCCESSOR
                                          --------------------------------------------------
    1993                                    1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
    -----------------------------------  ------------ ------------ ------------ ------------
    Net sales . . . . . . . . . . . . .     $204,309    $230,465     $220,249     $213,823
    Gross margin  . . . . . . . . . . .       29,543      30,067       27,547       35,814
    Income (loss) before
     extraordinary charge . . . . . . .        1,536       2,583         (988)       6,246

    Net income (loss) (a) . . . . . . .       $1,536       $(784)       $(988)      $6,246

                                                       PREDECESSOR                 SUCCESSOR
                                         --------------------------------------- ------------
    1992                                    1st Qtr      2nd Qtr      3rd Qtr       4th Qtr
    -----------------------------------  ------------ ------------  ------------ ------------
    Net sales . . . . . . . . . . . . .      $230,668    $237,313     $232,016     $209,354
    Gross margin  . . . . . . . . . . .        36,282      36,075       33,518       23,328
    Income (loss) before
      extraordinary charge (b)  . . . .         6,899       5,477       (6,940)      (5,062)

    Net income (loss) (a)(b)  . . . . .        $6,777      $5,477      $(6,940)     $(5,062)

    (a) In the second quarter of 1993, the Company recognized an extraordinary charge of $3,055 net of applicable income tax benefit of $1,953, representing the write-off of unamortized debt costs associated with retirement of the outstanding Term Credit. During 1993 and the nine month period ended September 30, 1992 the Successor and Predecessor repurchased outstanding Debentures resulting in extraordinary charges of $312 and $122 net of applicable income tax benefits of $199 and $78, respectively (See Note 6).

    (b) In connection with the Acquisition and Merger, the Company incurred certain merger related expenses of $18,139 consisting primarily of bonus and option payments to certain employees and certain merger fees and expenses, which were charged to the Predecessor's operations in the third quarter 1992.

                                                                    SCHEDULE V
                                ESSEX GROUP, INC.

                          PROPERTY, PLANT AND EQUIPMENT

    In Thousands of Dollars
    -----------------------

                                                    SUCCESSOR
                          -------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                     December 31,
                              1992          Additions      Retirements         1993
                          -------------------------------------------------------------
     Land                     $ 8,931        $   331          $    (7)        $  9,255
     Buildings and
      improvements             75,524          7,167              (27)          82,664
     Machinery and
      equipment               174,965         27,857             (951)         201,871
     Construction in
      process                  18,855         (9,188)               -            9,667
                             --------       --------         --------         --------
                             $278,275        $26,167          $  (985)        $303,457
                             ========       ========         ========         ========


                          -------------------------------------------------------------
                           Balance at                                       Balance at
                           October 1,                                      December 31,
                            1992 (a)        Additions      Retirements         1992
                          -------------------------------------------------------------

     Land                    $  8,931           $     -       $      -         $  8,931
     Buildings and
      improvement              74,506             1,018              -           75,524
     Machinery and
      equipment               168,960             6,006             (1)         174,965
     Construction in
      process                  11,174             7,681              -           18,855
                             --------          --------       --------         --------
                             $263,571           $14,705       $     (1)        $278,275
                             ========          ========       ========         ========













                                                                    SCHEDULE V
                                ESSEX GROUP, INC.

                          PROPERTY, PLANT AND EQUIPMENT





     In Thousands of Dollars
     -----------------------
                                                   PREDECESSOR
                          -------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                     September 30,
                              1991          Additions      Retirements         1992
                          -------------------------------------------------------------

     Land                    $  7,784         $     7           $   (96)       $  7,695
     Buildings and
      improvements             63,054           1,323            (1,023)         63,354
     Machinery and
      equipment               138,514           8,817            (1,762)        145,569
     Construction in
      process                   4,846           6,328                 -          11,174
                             --------         -------           -------        --------
                             $214,198         $16,475           $(2,881)       $227,792
                             ========         =======           =======        ========

                          -------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                     December 31,
                              1990          Additions      Retirements         1991
                          -------------------------------------------------------------

     Land                    $  7,784         $     -          $      -        $  7,784
     Buildings and
      improvements             60,994           2,174              (114)         63,054
     Machinery and
      equipment               130,126          11,970            (3,582)        138,514
     Construction in
      process                   5,748            (902)                -           4,846
                             --------         -------          --------        --------
                             $204,652         $13,242          $ (3,696)       $214,198
                             ========         =======          ========        ========

    (a) Balances reflect the allocation of  the purchase price as described in
        Note 1 of Notes to Consolidated Financial Statements.

                                                                   SCHEDULE VI

                                ESSEX GROUP, INC.

            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

    In Thousands of Dollars
    -----------------------

                                                    SUCCESSOR
                          -------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                     December 31,
                              1992         Additions     Retirements           1993
                          -------------------------------------------------------------
     Buildings and
      improvements          $  973            $ 3,963         $  (70)           $ 4,866
     Machinery and
      equipment              4,997             20,637           (127)            25,507
                           -------            -------         ------            -------
                            $5,970            $24,600         $ (197)           $30,373
                           =======            =======         ======            =======


                          -------------------------------------------------------------
                           Balance at                                       Balance at
                           October 1,                                      December 31,
                              1992         Additions     Retirements           1992
                           ------------------------------------------------------------

     Buildings and
      improvements               -            $  973                -            $  973
     Machinery and
      equipment                  -             4,997                -             4,997
                            ------            ------           ------            ------
                                 -            $5,970                -            $5,970
                            ======            ======           ======            ======


















                                                                   SCHEDULE VI

                                ESSEX GROUP, INC.

            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


     In Thousands of Dollars
     -----------------------
                                                   PREDECESSOR
                          --------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                    September 30,
                              1991         Additions     Retirements           1992
                          --------------------------------------------------------------

     Buildings and
      improvements            $9,831          $ 1,925         $   (40)          $11,716
     Machinery and
      equipment               42,127            9,561          (1,051)           50,637
                             -------          -------         -------           -------
                             $51,958          $11,486         $(1,091)          $62,353
                             =======          =======         =======           =======

                          --------------------------------------------------------------
                           Balance at                                       Balance at
                          December 31,                                     December 31,
                              1990         Additions     Retirements           1991
                          --------------------------------------------------------------

     Buildings and
      improvements            $7,256          $ 2,561         $    14           $ 9,831
     Machinery and
      equipment               31,659           12,594          (2,126)           42,127
                             -------          -------         -------           -------
                             $38,915          $15,155         $(2,112)          $51,958
                             =======          =======         =======           =======


    The  estimated   useful  lives  currently  used   in  the  computation  of
    depreciation for the consolidated financial statements are as follows:

                    Buildings and improvements 10 to 40 years

                      Machinery and equipment 3 to 15 years

                                                                 SCHEDULE VIII

                                ESSEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                       SUCCESSOR                      PREDECESSOR
                             -----------------------------  -------------------------------
                                              Three Month      Nine Month
                               Year Ended    Period Ended     Period Ended     Year Ended
                              December 31,   December 31,    September 30,    December 31,
    In Thousands of Dollars       1993           1992             1992            1991
    -----------------------  --------------------------------------------------------------
    Allowance for doubtful
    accounts:

    Balance at
    beginning of period          $2,455           $2,462           $4,912        $4,469
    Provision                       850               75           (1,848)        1,210
    Write-offs                     (765)            (177)            (763)         (970)
    Recoveries                      271               95              161           203
                               --------         --------         --------      --------
    Balance at end of
    period                       $2,811           $2,455           $2,462        $4,912
                               ========         ========         ========      ========

                                                                    SCHEDULE X

                                ESSEX GROUP, INC.

                    SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                             SUCCESSOR                      PREDECESSOR
                                  ------------------------------  -------------------------------
                                                   Three Month      Nine Month
                                    Year Ended     Period Ended    Period Ended      Year Ended
                                   December 31,    December 31,    September 30,    December 31,
    In Thousands of Dollars            1993            1992            1992             1991
    -----------------------        --------------------------------------------------------------
    The following costs and
     expenses were charged to
     operations:

    Maintenance and repairs            $19,530       $4,693             $13,531        $17,330
    Depreciation and amortization
     of intangible assets and
     similar deferrals                 $10,565       $6,245              $6,886         $8,931




    Royalties, advertising costs and taxes, other than payroll and income taxes, were either less than one percent of total sales and revenues or were disclosed in the consolidated financial statements.

                                  EXHIBIT INDEX

                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number     Description of Document                        Numbering System
    --------------------------------------------------------------------------

    2.01 Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    2.02 Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    3.01 Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-20825).
    3.02 By-Laws of the registrant, as amended. (Incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
    4.01 Indenture under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488).
    9.01 Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited Partnership, incorporated by reference to Exhibit 28.1 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.02 Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the registrant and its subsidiaries, incorporated by reference to Exhibit 28.3 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.03 Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the registrant and its subsidiaries, incorporated by reference to
            Exhibit 28.4 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.01 Amendment and Restatement of Credit Agreement dated May 7, 1993, incorporated by reference to Exhibit 28.7 to the Company's Registration Statement on Pre-Effective Amendment No. 3 to Form S-2 (Commission File No. 33-59488).

                                  EXHIBIT INDEX

                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number        Description of Document                     Numbering System
    --------------------------------------------------------------------------

    10.02 Credit Agreement dated as of September 25, 1992, among B E Acquisition Corporation, BCP/Essex Holdings Inc., the registrant, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 4.6 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.03 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    22.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).

                                                                 EXHIBIT 12.01

                                ESSEX GROUP, INC.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                                                       SUCCESSOR
                                                           ----------------------------------
                                                                               Three Month
                                                             Year Ended       Period Ended
    In Thousands of Dollars,                                December 31,      December 31,
    Except Ratio Data                                           1993              1992
    -----------------------------------------------------------------------------------------
    Income (loss) before income
    taxes and extraordinary
    charge                                                      $22,429           $ (6,962)


     Add:
     Interest expense                                            25,241              8,086

     Portion of rents representative of
      interest factor                                             2,073                650

     Current period
      amortization of interest
      capitalized in prior periods                                    8                 -
                                                               --------           --------
    Income as adjusted                                          $49,751           $  1,774
                                                               ========           ========
    Fixed charges:
         Interest incurred:
           Amount expensed                                      $25,241           $  8,086
           Amount capitalized                                     1,599                116
         Portion of rents
          representative of interest
          factor                                                  2,073                650
                                                               --------           --------

    Total fixed charges                                         $28,913           $  8,852
                                                               ========           ========
    Ratio of earnings to fixed
     charges (a)                                                    1.7                  -
                                                                    ===                ===



    (a) Earnings of the Successor were insufficient to cover fixed charges by the amount of $7,078 for the three month period ended December 31, 1992.

                                                                 EXHIBIT 12.01

                                ESSEX GROUP, INC.

          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES - Continued

                                                          PREDECESSOR
                                         ------------------------------------------------
                                           Nine Month
                                          Period Ended
                                         September 30,       Year Ended December 31,
    In Thousands of Dollars, Except           1992         1991       1990       1989
    Ratio Data
    ------------------------------------------------------------------------------------
    Income (loss) before
     taxes and extraordinary
     charge                                  $14,714     $27,741     $43,208     $42,411


    Add:
     Interest Expense                         14,505      24,969      31,893      39,018

     Portion of rents
      representative of
      interest factor                          1,379       1,876       1,856       1,830

     Current period
      amortization of
      interest capitalized
      in prior periods                            48          63          56          38
                                             -------     -------     -------     -------
    Income as adjusted                       $30,646     $54,649     $77,013     $83,297
                                             =======     =======     =======     =======
    Fixed charges:
      Interest incurred:
       Amount expensed                       $14,505     $24,969     $31,893     $39,018
       Amount capitalized                        220           -         107         232
      Portion of rents
       representative of
       interest factor                         1,379       1,876       1,856       1,830
                                             -------     -------     -------     -------
    Total fixed charges                      $16,104     $26,845     $33,856     $41,080
                                             =======     =======     =======     =======
    Ratio of earnings to
     fixed charges (a)                           1.9         2.0         2.3         2.0
                                                 ===         ===         ===         ===

                                                                 EXHIBIT 22.01


                           ESSEX GROUP, INC. (MICHIGAN)

                          SUBSIDIARIES OF THE REGISTRANT





    Essex Group, Inc. . . . . . . . . . . . . . . . . . .  Delaware

    Essex International, Inc. . . . . . . . . . . . . . .  Delaware

    Essex Wire Corporation  . . . . . . . . . . . . . . .  Michigan

    Diamond Wire & Cable Co.  . . . . . . . . . . . . . .  Illinois

    ExCel Wire and Cable Co.  . . . . . . . . . . . . . .  Illinois

    US Samica Corporation . . . . . . . . . . . . . . . .  Vermont

    Bristol Wire Company  . . . . . . . . . . . . . . . .  Delaware

    Femco Magnet Wire Corporation . . . . . . . . . . . .  Indiana

    Essex Group Export Inc. . . . . . . . . . . . . . . .  U.S. Virgin Islands

    Interstate Industries Holdings Inc. . . . . . . . . .  Delaware

    Interstate Industries, Inc. . . . . . . . . . . . . .  Mississippi

    Essex Group Mexico Inc. . . . . . . . . . . . . . . .  Delaware

    Essex Group Mexico S.A. de C.V. . . . . . . . . . . .  Mexico