Form 10-Q
period 1994-03-31
ESSEX GROUP INC
filed 1994-05-10
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1994
                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from             to
                                    -----------    -----------

                          Commission File Number  1-7418
                                                  ------

                                ESSEX GROUP, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             MICHIGAN                                          35-1313928
    --------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    1601 WALL STREET, FORT WAYNE, INDIANA                          46802
    --------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number:  (219) 461-4000

                                       None
           ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
               changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X ] Yes    [  ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
     Common Stock                                  As of March 31, 1994
    --------------                             ----------------------------
    $.01 Par Value                                        100

                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1994






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   12

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   17


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   1994           1993
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  6,734     $ 10,346
       Accounts receivable (net of allowance of
        $2,937 and $2,811 . . . . . . . . . . . . . . . . . .      133,658      116,733
       Inventories  . . . . . . . . . . . . . . . . . . . . .      152,291      139,357
       Other current assets . . . . . . . . . . . . . . . . .        8,940        9,738
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      301,623      276,174


       Property, plant and equipment, (net of accumulated
        depreciation of $36,803 and $30,373)  . . . . . . . .      274,129      273,084
       Excess of cost over net assets acquired (net of
        accumulated amortization of $6,097 and $5,081)  . . .      136,148      137,164
       Other intangible assets and deferred costs (net of
         accumulated amortization of $3,715 and $2,986) . . .       13,691       13,921
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,079        6,654
                                                                  --------     --------

                                                                  $727,670     $706,997
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements



















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 March 31,    December 31,
                                                                   1994           1993
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . .     $ 43,838     $ 45,535
       Accrued liabilities  . . . . . . . . . . . . . . . . .       48,917       42,863
       Deferred income taxes  . . . . . . . . . . . . . . . .       14,476       14,277
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       24,586       18,363
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      131,817      121,038

       Long-term debt . . . . . . . . . . . . . . . . . . . .      202,300      200,000
       Deferred income taxes  . . . . . . . . . . . . . . . .       76,869       77,794
       Other long-term liabilities  . . . . . . . . . . . . .        5,169        4,433


    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .        8,731          948
                                                                  --------     --------

              Total stockholder's equity  . . . . . . . . . .      311,515      303,732
                                                                  --------     --------

                                                                  $727,670     $706,997
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Month Period
                                                         Ended March 31,
                                                   --------------------------
       In Thousands of Dollars                         1994          1993
       ----------------------------------------------------------------------
       REVENUES:
         Net sales . . . . . . . . . . . . . . . .     $231,832      $204,309
         Interest income   . . . . . . . . . . . .           36            35
         Other income  . . . . . . . . . . . . . .          129           483
                                                       --------      --------

                                                        231,997       204,827
                                                       --------      --------

       COSTS AND EXPENSES:
         Cost of goods sold  . . . . . . . . . . .      191,648       174,766
         Selling and administrative  . . . . . . .       20,231        19,700
         Interest expense  . . . . . . . . . . . .        6,000         6,990
         Other expense . . . . . . . . . . . . . .          335           135
                                                       --------      --------
                                                        218,214       201,591
                                                       --------      --------

       Income before income taxes  . . . . . . . .       13,783         3,236
       Provision for income taxes  . . . . . . . .        6,000         1,700
                                                       --------      --------

       Net income  . . . . . . . . . . . . . . . .     $  7,783      $  1,536
                                                       ========      ========

                  See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .      $7,783        $1,536
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .       7,589         7,982
      Non cash interest expense . . . . . . . . . . . . .         668         2,308
      Non cash pension expense  . . . . . . . . . . . . .         632           682
      Provision for losses on accounts receivable . . . .         224           222
      Provision for deferred income taxes . . . . . . . .        (808)       (1,992)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         212            34
      Changes in assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (15,616)       (4,494)
       Increase in inventories  . . . . . . . . . . . . .     (11,100)      (14,088)
       Increase in accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .       3,868         9,077
       Net decrease in other assets and liabilities . . .       1,295         2,598
       Increase in due to Holdings  . . . . . . . . . . .       6,223         7,930
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .         970        11,795
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (6,223)       (5,022)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         104            16
     Investment in subsidiary and other . . . . . . . . .        (367)            -
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .      (6,486)       (5,006)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements














                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Net increase in revolving loan . . . . . . . . . . .       2,300         2,000
     Net payments of other long-term debt . . . . . . . .        (396)       (9,500)
     Repurchase of 12 3/8% senior subordinated
      debentures  . . . . . . . . . . . . . . . . . . . .           -           (95)
                                                             --------      --------

     NET CASH PROVIDED BY (USED FOR) FINANCING
      ACTIVITIES  . . . . . . . . . . . . . . . . . . . .       1,904        (7,595)
                                                             --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,612)         (806)

    Cash and cash equivalents at beginning of period  . .      10,346         9,033
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .      $6,734        $8,227
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1994, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1994 and 1993, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                                 March 31,      December 31,
                                                    1994            1993
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $110,784           $97,332
    Raw materials and work in process . . . .      36,092            27,927
                                                 --------          --------
                                                  146,876           125,259
    LIFO reserve  . . . . . . . . . . . . . .       5,415            14,098
                                                 --------          --------
                                                 $152,291          $139,357
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $147,723 and $136,980 at March 31, 1994 and December 31, 1993, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 March 31,      December 31,
                                                   1994             1993
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000
    Revolving loan  . . . . . . . . . . . .         2,300                -
                                                 --------         --------
                                                 $202,300         $200,000
                                                 ========         ========

     There are no maturities of long-term debt within the next five years.

    Bank Financing

     The Company, a wholly-owned subsidiary of BCP/Essex Holdings Inc. ("Holdings"), entered into a credit agreement dated September 25, 1992, among BE Acquisition Corporation, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). Under the Credit
    Agreement, the Company borrowed $130,000 in term loans (the "Term Credit"). In May 1993, the Company applied $111,000 of the proceeds from the sale of its 10% Senior Notes due 2003 (the "Senior Notes") to repay the outstanding balance under the Term Credit. See Senior Notes below.

     On May 7, 1993, an amendment and restatement of the Credit Agreement (the "Restated Credit Agreement") became effective. The Restated Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($13,792 at March 31, 1994) (the "Revolving Credit"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. The Company has purchased interest rate cap protection through 1994 with respect to $100,000 of debt which carries a strike rate of 6% (three month LIBOR). The indebtedness under the Restated Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    Senior Notes

     On May 7, 1993, the Company issued $200,000 aggregate principal amount of its Senior Notes which bear interest at 10% per annum, payable semiannually and are due in May 2003. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were $193,450. The Company applied $111,000 of such proceeds to the repayment of the Term Credit and on June 2, 1993 applied the balance of such proceeds, together with new borrowings under the Revolving Credit, to redeem all of its outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures").

     At the option of the Company, the Senior Notes may be redeemed, commencing in May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001. Additionally, up to $67,000 may be redeemed at 109% with the proceeds from any public equity offering prior to June 30, 1996. Upon a Change in Control, as defined in the indenture covering the Senior Notes, each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a repurchase price equal to 101% of the principal amount thereof.

    Debentures

     The Debentures were due in 2000 and bore interest at 12 3/8% per annum payable semiannually. However, the Restated Credit Agreement required the Debentures, which were callable at 106% commencing May 15, 1993, to be retired no later than June 30, 1993. Because of the mandatory retirement, the Debentures were valued by the Company at the expected retirement cost, discounted at 11.5%. On June 2, 1993, the Company redeemed all of the outstanding Debentures at 106% of their principal amount.

    NOTE 4  HOLDINGS SENIOR DISCOUNT DEBENTURES AND SERIES A PREFERRED STOCK

     In May 1989, Holdings (then known as MS/Essex Holdings Inc.) issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Senior Discount Debentures due 2004 (the "Holdings Debentures"). As of March 31, 1994 Holdings had a liability of $237,128 related to the Holdings Debentures. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued. No periodic cash payments of interest are required to be made by Holdings prior to November 15, 1995 on the Holdings Debentures and interest is payable in cash at 16% thereafter.

     At March 31, 1994, Holdings had outstanding 1,514,956 shares of Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $36,050 at March 31, 1994. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Under the terms of the Series A Preferred Stock, at the option of Holdings, dividends may be paid in additional shares of Series A Preferred Stock in lieu of cash through September 1998. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A
    Preferred Stock subject to certain limitations. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004. In addition, Holdings is required to offer to repurchase the Series A Preferred Stock upon the occurrence of certain specified events of default. The Series A Preferred Stock may not be redeemed at the option of Holdings until September 30, 1995. The Series A Preferred Stock is exchangeable at Holdings' option on any dividend payment date for debentures with terms similar to the terms of the Series A Preferred Stock.

     Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the Restated Credit Agreement. Accordingly, Holdings' ability to meet its obligations when due under the terms of its indebtedness will be dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds, to Holdings in amounts sufficient to service Holdings' debt obligations.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company") is engaged in one principal line of business, the production of electrical wire and cable. It classifies its operations into four major divisions based on the markets served: Wire and Cable Division, Magnet Wire and Insulation Division, Telecommunication Products Division and Engineered Products Division.

     On October 9, 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. The shareholders of BE included Bessemer Capital Partners, L.P. ("BCP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A
    California Limited Partnership ("CEA"), and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. During 1993, BCP transferred its ownership in Holdings to Bessemer Holdings, L.P. ("BHLP"), an affiliate of BCP. Prior to the Acquisition, the outstanding common stock of Holdings was beneficially owned by The Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others. Holdings acquired the Company from United Technologies Corporation ("UTC") in February 1988.

    Results of Operations

    Three Month Period Ended March 31, 1994 Compared With The Three Month Period Ended March 31, 1993

     Net sales for the first quarter 1994 were 13.5% greater than the comparable period of 1993 as a result of improved sales volume and product pricing, partially offset by lower copper prices, the Company's principal raw material. Copper costs are generally passed on to customers through product pricing. During the first quarter 1994 the average price of copper on the New York Commodity Exchange, Inc. was 11.6% below the comparable period of 1993. First quarter 1994 sales volumes were at record levels in respect of historical first quarter operating performance and exceeded the first quarter 1993 by 19.5%. Sales volume improvements resulted from increased demand for wire products within the Company's served markets, particularly automotive production and residential and non-residential construction. The Magnet Wire and Insulation Division reported significant volume increases in its automotive, transformer and motor markets while the Engineered Products Division also reported volume increases in its automotive market, as well as in appliance wire, welding cable, and recreational vehicle products. The Wire and Cable Division experienced marked volume improvements in addition to improved product
    pricing   attributable   to   strengthening    product   demand.       The
    Telecommunication Products Division reported a sharp reduction in sales due primarily to reduced regional Bell operating company sales partially offset by increased sales in the independent telephone company and customer premise equipment markets.

     Cost of goods sold for the first quarter 1994 was 9.7% greater than the comparable period of 1993 due primarily to higher sales volumes partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 82.7% and 85.5% in the first quarter 1994 and 1993, respectively. The cost of goods sold percentage in the first quarter 1994 was lower due primarily to improved margins resulting from favorable product pricing and improved manufacturing efficiencies attributable to increased sales volumes.

     Selling and administrative expenses for the first quarter 1994 were 2.7% higher than the first quarter 1993 due primarily to increases in general administrative expenses and sales commissions resulting from higher sales levels, partially offset by lower amortization charges in 1994 resulting from the expiration of a non-compete agreement with UTC. Such agreement expired in February 1993 resulting in amortization charges of $1.1 million in the first quarter 1993.

     Interest expense in the first quarter 1994 was 14.2% lower than the comparable period of 1993 due primarily to a decrease in the weighted average debt outstanding, a decrease in deferred debt amortization charges, partially offset by an increase in the Company's average interest rate incurred from 8.5% to 10.4%. The decrease in weighted average debt outstanding resulted from reduced usage of the Company's revolving credit facility in the first quarter 1994 compared to the same period of 1993. Deferred debt amortization charges decreased from 1993 due primarily to the repayment in May 1993 of the term loans under the credit agreement entered into in September 1992 (the "Term Credit") and the redemption in June 1993 of the 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures") partially offset by the May 1993 issuance of the 10% Senior Notes due 2003 (the "Senior Notes"). The increase in the average interest rate reflected the higher rate of interest payable on the Senior Notes compared with the rate of interest on the Term Credit, which was repaid from the sale of the Senior Notes, partially offset by the redemption of the Debentures.

     Income tax expense was 43.5% of pretax income in the first quarter 1994 compared with 52.5% in the same period of 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes and for which no deferred income taxes have been provided.

    Liquidity, Capital Resources and Financial Condition

     The Company had a ratio  of debt to stockholder's equity of approximately
    0.7 to 1 at March 31, 1994 and December 31, 1993.

     The Company entered into a credit agreement in September 1992, among BE, the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). The Credit Agreement provided for $155.0 million in revolving credit, expiring April 9, 1998, and Term Credit in the amount of $130.0 million.

     In May 1993, the Company issued $200.0 million aggregate principal amount of its Senior Notes. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were approximately $193.5 million. The Company applied approximately $111.0 million of such proceeds to the repayment of the outstanding balance under the Term Credit and, in June 1993, applied the balance of such proceeds, together with new borrowings under the revolving credit facility of the amended and restated credit agreement, (see immediately following paragraph), to redeem all of its outstanding Debentures.

     Upon application of the net proceeds received from the Senior Notes to repay the Term Credit, as discussed above, an amendment and restatement of the Credit Agreement became effective (the "Restated Credit Agreement"). The Restated Credit Agreement provides for $175.0 million in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit (the "Revolving Credit"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. The Company has purchased interest rate cap protection through 1994 covering up to $100.0 million of Revolving Credit borrowings. No term facility is available under the Restated Credit Agreement. Through March 31, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement and the indenture under which the Senior Notes were issued (the "Indenture").

     The Restated Credit Agreement and the Indenture contain provisions which may restrict the liquidity of the Company. These include restrictions on the incurrence of additional indebtedness and, in the case of the Restated Credit Agreement, mandatory principal repayment requirements for all indebtedness that exceeds the Borrowing Base as defined in the Restated Credit Agreement.

     Net cash provided by operating activities through the first three months of 1994 was $1.0 million, compared to $11.8 million in the same period of 1993. The reduction was due primarily to increased cash requirements to fund higher accounts receivable and inventory balances at March 31, 1994, which resulted from increased sales volume in the first quarter 1994. Cash flow provided by operating activities in the first three months of 1994, together with borrowings under the Revolving Credit were sufficient to meet the Company's cash interest requirements, working capital and capital expenditure needs.

     Capital expenditures of $6.2 million for the first three months of 1994 were $1.2 million greater than the comparable period in 1993. The first three months of 1993 included expenditures of $1.4 million in connection with a magnet wire manufacturing facility in Franklin, Indiana. This facility, which is occupied by both the Company and the Femco Magnet Wire Corporation, was completed in the second quarter 1993. The Company expects to make capital expenditures in 1994 approximating 1993 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. At March 31, 1994, approximately $9.0 million was committed to outside vendors for capital expenditures. The Restated Credit Agreement imposes annual limits on the Company's capital expenditures and business acquisitions.

     The Company anticipates that its working capital, capital expenditure and cash interest requirements for 1994 will be satisfied through a combination of funds generated from operating activities together with funds available under the Revolving Credit. Management bases such belief on historical experience and the substantial availability of funds under the Revolving Credit. Increased working capital needs occur whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. At March 31, 1994, the borrowing amount available under the Revolving Credit was $172.7 million, subject to specified percentages of eligible assets (less $13.8 million in outstanding letters of credit). During the first quarter 1994, average borrowings under the Company's revolving credit facilities were $1.5 million compared to $9.1 million during the same period of 1993.

     The Company expects that it may make certain cash payments to Holdings or other affiliates during the remainder of 1994 to the extent cash is available and to the extent it is permitted to do so under the terms of the Restated Credit Agreement and the Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts to repurchase outstanding Senior Discount Debentures due 2004 of Holdings (the "Holdings Debentures") to the extent they may become available for repurchase in the open market at prices which Holdings and the Company find attractive and to the extent such repurchases are permitted under the terms of the instruments governing Holdings and the Company's indebtedness; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate). To the extent the Company makes any such payments during the remainder of 1994, it will do so out of operating cash flow or borrowings under the Restated Credit Agreement and only to the extent such payments are permitted  under  the  terms  of  the Restated  Credit  Agreement  and the
    Indenture. Each of the foregoing payments is either completely discretionary on the part of the Company or may be waived by an affiliate of the Company.

     Notwithstanding any of the foregoing payments which the Company may make to Holdings, Holdings' actual liquidity requirements are expected to be insubstantial in 1994 on an unconsolidated basis because Holdings has no operations (other than those conducted through the Company) or employees and is not expected to have any tax liability on an unconsolidated basis. Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The redemption price is $25 per share plus accrued and unpaid dividends to the date of redemption. A dividend of $1.4 million on the Series A Preferred Stock was recorded during the first quarter 1994 to be paid in kind by the issuance of 56,811 additional shares of Series A Preferred Stock in the second quarter 1994. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. Although dividends on the Series A Preferred Stock have historically been paid in additional shares of Series A Preferred Stock, Holdings can make no assurances that future dividends will not be paid in cash. The Holdings Debentures are not expected to have an impact on the Company's liquidity prior to November 15, 1995 (unless they are repurchased or refinanced prior to that date) when cash interest at 16.0% first becomes payable semiannually. As of March 31, 1994, Holdings had a carrying value, net of repurchases, of $237.1 million in respect of the Holdings Debentures

    ($277.9 million aggregate principal amount). Through March 31, 1994, Holdings had repurchased $64.2 million aggregate principal amount of its Holdings Debentures in the open market using cash dividends, management fees and income taxes paid to Holdings by the Company together with available cash. Such payments were made pursuant to the Company's prior credit agreement which was terminated in October 1992. There have been no repurchases of Holdings Debentures since 1991 and further repurchases, if any, may be made at the discretion of Holdings and will depend upon market conditions, and, in particular, the prices at which the Holdings Debentures are trading as well as Holdings' available cash. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings, if issued.

     Because  Holdings  is a  holding  company  with  no  operations  and  has virtually no assets other than the outstanding capital stock of the Company (all of which is pledged to the lenders under the Restated Credit Agreement), Holdings' ability to meet its cash obligations will be dependent upon the Company's ability to pay dividends, loan or to otherwise advance or transfer funds to Holdings in sufficient amounts. The Company believes that the Restated Credit Agreement and the Indenture permit the Company to dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations provided that the Company meets certain conditions. Among such conditions, however, are that the Company meet various financial maintenance tests. There can be no assurance that such tests will be met at any given time when Holdings may require cash, in which case the Company would not be able to pay dividends to Holdings without the consent of the percentage of the lenders specified in the Restated Credit Agreement and/or the holders of the percentage of the Senior Notes specified in the Indenture. There can be no assurance that the Company would be able to obtain such consents, or meet the terms on which such consents might be granted if they were obtainable. Moreover, a violation of the Restated Credit Agreement and/or the Indenture could lead to an event of default and acceleration of outstanding indebtedness under the Restated Credit Agreement and to acceleration of the indebtedness represented by the Senior Notes and the Holdings Debentures. Because the capital stock of the Company and its subsidiaries, as well as virtually all of the assets of the Company and its subsidiaries, are pledged to the lenders under the Restated Credit Agreement, such lenders would have a claim over such assets prior to holders of the Senior Notes and the Holdings Debentures. In the event Holdings were unable to meet its cash obligations, a sequence of events similar to that described above could ultimately occur.

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


                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)       Exhibits:

                               None

                (b)       Reports on Form 8-K:

                               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    May 10, 1994                          /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)