Form 10-Q
period 1994-06-30
ESSEX GROUP INC
filed 1994-08-10
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1994
                                        or
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
     Common Stock                                  As of June 30, 1994
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED JUNE 30, 1994






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   12

    Part II.  Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders . . . .   19

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   19


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,     December 31,
                                                                   1994           1993
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $ 11,136     $ 10,346
       Accounts receivable (net of allowance of
        $3,081 and $2,811)  . . . . . . . . . . . . . . . . .      142,718      116,733
       Inventories  . . . . . . . . . . . . . . . . . . . . .      145,359      139,357
       Other current assets . . . . . . . . . . . . . . . . .       10,947        9,738
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      310,160      276,174


       Property, plant and equipment, (net of accumulated
        depreciation of $43,299 and $30,373)  . . . . . . . .      274,659      273,084
       Excess of cost over net assets acquired (net of
        accumulated amortization of $7,113 and $5,081)  . . .      135,132      137,164
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,435 and $2,986) . . .       12,971       13,921
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,101        6,654
                                                                  --------     --------

                                                                  $735,023     $706,997
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 June 30,     December 31,
                                                                   1994           1993
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . .     $ 45,311     $ 45,535
       Accrued liabilities  . . . . . . . . . . . . . . . . .       43,641       42,863
       Deferred income taxes  . . . . . . . . . . . . . . . .       14,605       14,277
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       26,080       18,363
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      129,637      121,038

       Long-term debt . . . . . . . . . . . . . . . . . . . .      205,000      200,000
       Deferred income taxes  . . . . . . . . . . . . . . . .       75,853       77,794
       Other long-term liabilities  . . . . . . . . . . . . .        5,873        4,433


    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .       15,876          948
                                                                  --------     --------

              Total stockholder's equity  . . . . . . . . . .      318,660      303,732
                                                                  --------     --------

                                                                  $735,023     $706,997
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                     Three Month Period       Six Month Period
                                                       Ended June 30,          Ended June 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1994        1993         1994        1993
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $246,558    $230,465      $478,390   $434,774
      Interest income   . . . . . . . . . . . . .          27         177            63        212
      Other income  . . . . . . . . . . . . . . .         210         306           339        789
                                                     --------    --------      --------   --------

                                                      246,795     230,948       478,792    435,775
                                                     --------    --------      --------   --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     207,878     200,398       399,526    375,164
      Selling and administrative  . . . . . . . .      20,071      18,229        40,302     37,929
      Interest expense  . . . . . . . . . . . . .       6,120       7,124        12,120     14,114
      Other expense . . . . . . . . . . . . . . .         281         262           616        397
                                                     --------    --------      --------   --------
                                                      234,350     226,013       452,564    427,604
                                                     --------    --------      --------   --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .      12,445       4,935        26,228      8,171
    Provision for income taxes  . . . . . . . . .       5,300       2,352        11,300      4,052
                                                     --------    --------      --------   --------

    Income before extraordinary charge  . . . . .       7,145       2,583        14,928      4,119
    Extraordinary charge - repurchase of debt,
     net of income tax benefit  . . . . . . . . .           -       3,367             -      3,367
                                                     --------    --------      --------   --------

    Net income (loss) . . . . . . . . . . . . . .    $  7,145    $   (784)     $ 14,928   $    752
                                                     ========    ========      ========   ========

                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .     $14,928          $752
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      15,233        14,907
      Loss on repurchase of debt  . . . . . . . . . . . .           -         5,519
      Non cash interest expense . . . . . . . . . . . . .       1,335         3,632
      Non cash pension expense  . . . . . . . . . . . . .       1,175         1,333
      Provision for losses on accounts receivable . . . .         507           417
      (Benefit) provision for deferred income taxes . . .      (1,685)          347
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         449           122
      Changes in operating assets and liabilities:
       (Increase) in accounts receivable  . . . . . . . .     (24,608)      (20,562)
       (Increase) decrease in inventories . . . . . . . .      (4,168)        3,180
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .         205          (522)
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (1,078)        3,971
       Increase in due to Holdings  . . . . . . . . . . .       7,717         6,001
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      10,010        19,097
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (13,586)      (10,496)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         126            19
     Investment in subsidiary and other . . . . . . . . .        (364)            -
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (13,824)      (10,477)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements











                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Net increase in revolving loan . . . . . . . . . . .       5,000         9,000
     Net payments of other long-term debt . . . . . . . .        (396)            -
     Proceeds from senior notes . . . . . . . . . . . . .           -       200,000
     Repayment of term loans  . . . . . . . . . . . . . .           -      (120,500)
     Repurchase of 12 3/8% senior subordinated
      debentures  . . . . . . . . . . . . . . . . . . . .           -       (89,983)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (7,097)
                                                             --------      --------
     NET CASH PROVIDED BY (USED FOR) FINANCING
      ACTIVITIES  . . . . . . . . . . . . . . . . . . . .       4,604        (8,580)
                                                             --------      --------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .         790            40

    Cash and cash equivalents at beginning of period  . .      10,346         9,033
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $11,136        $9,073
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1994, and the consolidated results of operations for the three month and six month periods ended June 30, 1994 and 1993, respectively, and cash flows of the Company for the six month periods ended June 30, 1994 and 1993, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                                  June 30,      December 31,
                                                    1994            1993
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $106,355           $97,332
    Raw materials and work in process . . . .      49,291            27,927
                                                 --------          --------
                                                  155,646           125,259
    LIFO reserve  . . . . . . . . . . . . . .     (10,287)           14,098
                                                 --------          --------
                                                 $145,359          $139,357
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $140,678 and $136,980 at June 30, 1994 and December 31, 1993, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 June 30,       December 31,
                                                   1994             1993
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000
    Revolving loan  . . . . . . . . . . . .         5,000                -
                                                 --------         --------
                                                 $205,000         $200,000
                                                 ========         ========

     There are no maturities of long-term debt within the next five years.

    Bank Financing

     The Company, a wholly-owned subsidiary of BCP/Essex Holdings Inc. ("Holdings"), entered into a credit agreement dated September 25, 1992, among the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). Under the Credit Agreement, the Company borrowed $130,000 in term loans (the "Term Credit"). In May 1993, the Company applied $111,000 of the proceeds from the sale of its 10% Senior Notes due 2003 (the "Senior Notes") to repay the outstanding balance under the Term Credit. See Senior Notes below.

     In May 1993, an amendment and restatement of the Credit Agreement (the "Restated Credit Agreement") became effective. The Restated Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($11,546 at June 30, 1994) (the "Revolving Credit"). Further, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued. The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. The Company has purchased interest rate cap protection through 1994 with respect to $100,000 of debt which carries a strike rate of 6% (three month LIBOR). The indebtedness under the Restated Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    Senior Notes

     In May 1993, the Company issued $200,000 aggregate principal amount of its Senior Notes which bear interest at 10% per annum, payable semiannually and are due in May 2003. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were $193,450. The Company applied $111,000 of such proceeds to the repayment of the Term Credit and in June 1993 applied the balance of such proceeds, together with new borrowings under the Revolving Credit, to redeem all of its outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures").

    Debentures

     The Debentures were due in 2000 and bore interest at 12 3/8% per annum payable semiannually. However, the Restated Credit Agreement required the Debentures, which were callable at 106% commencing May 15, 1993, to be retired no later than June 30, 1993. Because of the mandatory retirement, the Debentures were valued by the Company at the expected retirement cost, discounted at 11.5%. In June 1993, the Company redeemed all of the outstanding Debentures at 106% of their principal amount.

    NOTE 4  HOLDINGS SENIOR DISCOUNT DEBENTURES AND SERIES A PREFERRED STOCK

     In May 1989, Holdings (then known as MS/Essex Holdings Inc.) issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Senior Discount Debentures due 2004 (the "Holdings Debentures"). As of June 30, 1994 Holdings had a liability of $245,637 related to the Holdings Debentures. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued. No periodic cash payments of interest are required to be made by Holdings prior to November 15, 1995 on the Holdings Debentures. Thereafter, interest is payable semiannually in cash at 16% per annum.

     At June 30, 1994, Holdings had outstanding 1,571,766 shares of Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $37,694 at June 30, 1994. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Under the terms of the Series A Preferred Stock, at the option of Holdings, dividends may be paid in additional shares of Series A Preferred Stock in lieu of cash through September 1998. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A
    Preferred Stock subject to certain limitations. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004. Holdings

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    may not redeem the Series A Preferred Stock until September 30, 1995. Thereafter, the Series A Preferred Stock may be redeemed at the option of Holdings at a percentage of liquidation preference declining from 107.5% from and after September 30, 1995 to 100% beginning September 30, 1998.

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

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company") is engaged in one principal line of business, the production of electrical wire and cable. It classifies its operations into three major divisions based on the markets served: Wire and Cable Division ("WCD"), Magnet Wire and Insulation Division ("MWI") and Engineered Products Division ("EPD"). During the second quarter 1994, the former Telecommunication Products Division ("TPD") was merged with and into EPD. The electrical wire products manufactured and sold by TPD were incorporated within a new Communications business unit of EPD in order to facilitate the realignment of its telecommunication wire manufacturing capacity from primarily outside-plant telecommunication cables to a broader mix of voice and data communication wire products.

     In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of BE Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. The shareholders of BE included Bessemer Capital Partners, L.P. ("BCP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA"), and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. During 1993, BCP transferred its ownership in Holdings to Bessemer Holdings, L.P. ("BHLP"), an affiliate of BCP. Prior to the Acquisition, the outstanding common stock of Holdings was beneficially owned by The Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others. Holdings acquired the Company from United Technologies Corporation ("UTC") in February 1988.

    Results of Operations

    Three Month Period Ended June 30, 1994 Compared With The Three Month Period Ended June 30, 1993

     Net sales for the second quarter 1994 were 7.0% greater than the comparable period in 1993 as a result of higher copper prices and improved sales volume and product pricing. Copper is the Company's principal raw material and copper costs are generally passed on to customers through product pricing. During the second quarter 1994 the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 18.5% higher than the comparable period in 1993. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the second quarter 1994. The Company recorded record sales volume during the second quarter 1994, up 2.4% from the second quarter 1993 (which had been the previous record quarter). Sales volume improvements were primarily attributable to increased demand for the Company's magnet wire and automotive wire products partially offset by reduced sales volume to the Company's building wire markets. MWI reported significant sales volume improvements in their automotive and motor wire products while EPD also reported increased automotive sales volume in addition to improved appliance wire and recreational vehicle wire sales. EPD's communication wire sales for the second quarter 1994 were below those of the comparable 1993 period due to reduced demand for the Company's outside-plant telecommunication wire products, partially offset by improved sales of its other voice and data communication wire products. Although sales volume at WCD was below that experienced in the second quarter 1993, higher COMEX copper prices coupled with improved product pricing provided higher sales for the quarter ended June 30, 1994.

     Cost of goods sold for the second quarter 1994 was 3.7% greater than the comparable period of 1993 due primarily to higher sales volume and increased copper costs partially offset by a change in product mix. Also, in respect of changing competitive and technological conditions within the telecommunications wire market, TPD was merged with EPD and at such time the Company recorded a charge of $1.3 million during the second quarter 1994. This charge was primarily related to employee termination costs. The Company's cost of goods sold as a percentage of net sales was 84.3% and 87.0% in the second quarter 1994 and 1993, respectively. The cost of goods sold percentage in the second quarter 1994 was lower due primarily to improved product pricing and enhanced manufacturing cost efficiencies partially attributable to increased sales volume.

     Selling and administrative expenses for the second quarter 1994 were 10.1% higher than the comparable 1993 period due primarily to a reduction in favorable insurance adjustments and higher accruals for incentive compensation attributable to improved operating results.

     Interest expense in the second quarter 1994 was 14.1% lower than the comparable period in 1993 due primarily to a reduction in weighted average debt outstanding and lower deferred debt amortization charges, partially offset by an increase in the Company's average interest rate incurred from 9.7% to 10.3%. The reduction in weighted average debt outstanding resulted primarily from reduced usage of the Company's revolving credit facility in the second quarter 1994 compared to the same period in 1993. Deferred debt amortization charges declined from 1993 due primarily to the repayment in May 1993 of the term loans under the credit agreement entered into in September 1992 (the "Term Credit") and the redemption in June 1993 of the 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures"), partially offset by the May 1993 issuance of the 10% Senior Notes due 2003 (the "Senior Notes"). The increase in average interest rate reflected the higher rate of interest payable on the Senior Notes compared with the rate of interest on the Term Credit, which was repaid from the sale of the Senior Notes, partially offset by the redemption of the Debentures.

     Income tax expense was 42.6% of pretax income in the second quarter 1994 compared with 47.7% for the same period in 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes and for which no deferred income taxes have been provided.

    Six Month Period Ended June 30, 1994 Compared With The Six Month Period Ended June 30, 1993

     Net sales for the first six months of 1994 were 10.0% greater than the comparable period in 1993 as a result of higher copper prices and improved sales volume and product pricing. Copper is the Company's principal raw material and copper costs are generally passed on to customers through product pricing. During the first half of 1994 the average COMEX price of copper was 2.3% higher than the comparable period in 1993. Sales volume improvements were primarily attributable to increased demand for the Company's magnet wire and automotive wire products. MWI reported significant sales volume improvements in their automotive, transformer and motor wire products while EPD also reported increased automotive sales volume in addition to improved appliance wire and recreational vehicle wire sales. EPD's communication wire sales for the first half of 1994 were below those of the comparable 1993 period due to reduced demand for the Company's outside-plant telecommunication wire products, partially offset by improved sales of its other voice and data communication wire products. Sales volume at WCD was essentially equal to that experienced in the first half of 1993 although higher COMEX copper prices coupled with improved product pricing provided materially higher sales for the first half of 1994.

     Cost of goods sold for the first half of 1994 increased 6.5% over the same period in 1993 due primarily to higher sales volume. Also, in respect of changing competitive and technological conditions within the telecommunications wire market, TPD was merged with EPD and at such time the Company recorded a charge of $1.3 million during the second quarter 1994. This charge was primarily related to employee termination costs. The Company's cost of goods sold as a percentage of net sales was 83.5% and 86.3% in the first half of 1994 and 1993, respectively. The cost of goods sold percentage in the first six months of 1994 was lower due primarily to improved product pricing and enhanced manufacturing cost efficiencies partially attributable to increased sales volume.

     Selling and administrative expenses for the first half of 1994 were 6.3% higher than the comparable period in 1993 due primarily to a reduction in favorable insurance adjustments and higher accruals for incentive compensation attributable to improved operating results, partially offset by lower amortization charges in 1994. Amortization charges were lower in 1994 due to the expiration in February 1993 of a non-compete agreement with UTC. The associated amortization charges, in the amount of $1.1 million, were recorded during the first half of 1993.

     Interest expense in the first half of 1994 was 14.1% lower than the comparable period in 1993 due primarily to a reduction in weighted average debt outstanding and lower deferred debt amortization charges partially offset by an increase in the Company's average interest rate incurred from 9.1% to 10.4%. The decrease in weighted average debt outstanding resulted primarily from reduced usage of the Company's revolving credit facility in the first half of 1994 compared to the same period in 1993. Deferred debt amortization charges decreased from 1993 due primarily to the repayment in May 1993 of the Term Credit and the redemption in June 1993 of the Debentures, partially offset by the May 1993 issuance of the Senior Notes. The increase in average interest rate reflected the higher rate of interest payable on the Senior Notes compared with the rate of interest on the Term Credit, which was repaid from the sale of the Senior Notes, partially offset by the redemption of the Debentures.

     Income tax expense was 43.1% of pretax income in the first six months of 1994 compared with 49.6% in the same period of 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes and for which no deferred income taxes have been provided.

    Liquidity, Capital Resources and Financial Condition

     The Company had a ratio of debt to  stockholder's equity of approximately
    0.6 to 1 at June 30, 1994 and 0.7 to 1 at December 31, 1993.

     The Company entered into a credit agreement in September 1992, among the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Credit Agreement"). The Credit Agreement provided for $155.0 million in revolving credit, expiring April 9, 1998, and Term Credit in the amount of $130.0 million.

     In May 1993, the Company issued $200.0 million aggregate principal amount of its Senior Notes. The net proceeds to the Company from the sale of the Senior Notes, after underwriting discounts, commissions and other offering expenses, were approximately $193.5 million. The Company applied approximately $111.0 million of such proceeds to the repayment of the outstanding balance under the Term Credit and, in June 1993, applied the balance of such proceeds, together with new borrowings under the revolving credit facility of the amended and restated credit agreement (see immediately following paragraph) to redeem all of its outstanding Debentures.

     Upon application of the net proceeds received from the Senior Notes to repay the Term Credit, as discussed above, an amendment and restatement of the Credit Agreement became effective (the "Restated Credit Agreement"). The Restated Credit Agreement provides for $175.0 million in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit (the "Revolving Credit"). Further, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued (the "Indenture"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. The Company has purchased interest rate cap protection through 1994 covering up to $100.0 million of Revolving Credit borrowings. No term facility is available under the Restated Credit Agreement. Through June 30, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement and the Indenture.

     The Restated Credit Agreement and the Indenture contain provisions which may restrict the liquidity of the Company. These include restrictions on the incurrence of additional indebtedness and mandatory principal repayment requirements for all indebtedness that exceeds the Borrowing Base as defined in the Restated Credit Agreement or exceeds the Indenture debt limitation covenants.

     Net cash provided by operating activities through the first six months of 1994 was $10.0 million, compared to $19.1 million in the same period of 1993. The reduction was due primarily to increased cash requirements to fund higher accounts receivable and inventory balances at June 30, 1994, which resulted from increased sales volume and higher COMEX copper prices during the first half of 1994. Cash flow provided by operating activities in the first six months of 1994, together with borrowings under the Revolving Credit were sufficient to meet the Company's cash interest requirements, working capital and capital expenditure needs.

     Capital expenditures of $13.6 million for the first six months of 1994 were $3.1 million greater than the comparable period in 1993. The Company expects to make capital expenditures in 1994 approximating 1993 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. At June 30, 1994, approximately $9.0 million was committed to outside vendors for capital expenditures. The Restated Credit Agreement imposes annual limits on the Company's capital expenditures and business acquisitions.

     The Company anticipates that its working capital, capital expenditure and cash interest requirements for 1994 will be satisfied through a combination of funds generated from operating activities together with funds available under the Revolving Credit. Management bases such belief on historical experience and the substantial availability of funds under the Revolving Credit. Increased working capital needs occur whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. At June 30, 1994, the amount of Revolving Credit available to the Company was $170.0 million reduced by outstanding letters of credit of $11.5 million. During the first six months of 1994, average borrowings under the Company's revolving credit facility were $3.9 million compared to $12.8 million during the same period in 1993.

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

     Notwithstanding any of the foregoing payments which the Company may make to Holdings, Holdings' actual liquidity requirements are expected to be insubstantial in 1994 on an unconsolidated basis because Holdings has no operations (other than those conducted through the Company) or employees and is not expected to have any tax liability on an unconsolidated basis. Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The redemption price is $25 per share plus accrued and unpaid dividends to the date of redemption. A dividend of $1.5 million on the Series A Preferred Stock was recorded during the second quarter 1994 to be paid in kind by the issuance of 58,941 additional shares of Series A Preferred Stock in the third quarter 1994. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. Although dividends on the Series A Preferred Stock have historically been paid in additional shares of Series A Preferred Stock, Holdings can make no assurances that future dividends will not be paid in cash. The
    Holdings Debentures are not expected to have an impact on the Company's liquidity prior to November 15, 1995 (unless they are repurchased or refinanced prior to that date) when cash interest at 16.0% per annum first becomes payable semiannually.

     The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings, if issued. The Holdings Debentures were issued at an original issue discount. At June 30, 1994, the Holdings Debentures had a carrying value, net of repurchases, of $245.6 million. They will accrete to their full face value (an aggregate principal amount of $277.9 million, assuming no further repurchases by the Company or Holdings) on May 15, 1995. Commencing that date, the Holdings Debentures will be redeemable at their face value and will also accrue interest payable semiannually in cash beginning November 15, 1995 at the rate of 16.0% per annum. Holdings will have several alternatives with respect to the Holdings Debentures: it could opt to pay cash interest on the Holdings Debentures (which would entail approximately $22 million in cash payments semiannually assuming no change in the aggregate principal amount of Holdings Debentures outstanding), or Holdings could redeem some or all of the Holdings Debentures. In either case, Holdings will have cash needs which are considerably greater than its present requirements.

     Because  Holdings  is a  holding  company  with  no  operations  and  has virtually no assets other than the outstanding capital stock of the Company (all of which is pledged to the lenders under the Restated Credit Agreement), Holdings' ability to meet its cash obligations will be dependent upon the Company's ability to pay dividends, loan or to otherwise advance or transfer funds to Holdings in sufficient amounts. The Company believes that the Restated Credit Agreement and the Indenture permit the Company to dividend or otherwise provide funds to Holdings to enable Holdings to meet its known cash obligations during the next twelve months provided that the Company meets certain conditions. Among such conditions, however, are that the Company meet various financial maintenance tests. There can be no assurance that such tests will be met at any given time when Holdings may require cash, in which case the Company would not be able to pay dividends to Holdings without the consent of the percentage of the lenders specified in the Restated Credit Agreement and/or the holders of the percentage of the Senior Notes specified in the Indenture. There can be no assurance that the Company would be able to obtain such consents, or meet the terms on which such consents might be granted if they were obtainable. Moreover, a violation of the Restated Credit Agreement and/or the Indenture could lead to an event of default and acceleration of outstanding indebtedness under the Restated Credit Agreement and to acceleration of the indebtedness represented by the Senior Notes and the Holdings Debentures. Because the capital stock of the Company and its subsidiaries, as well as virtually all of the assets of the Company and its subsidiaries, are pledged to the lenders under the Restated Credit Agreement, such lenders would have a claim over such assets prior to holders of the Senior Notes and the Holdings Debentures. In the event Holdings were unable to meet its cash obligations, a sequence of events similar to that described above could ultimately occur.

     In light of the fact that the Holdings Debentures will begin to accrue cash interest for the first time during 1995, Holdings may give consideration to effecting a redemption of such securities during that year. Holdings will also have the ability to effect a redemption of the Series A Preferred Stock on or after September 30, 1995. If Holdings were to seek to effect redemption of either or both the Holdings Debentures and the Series A Preferred Stock, it could have several sources from which to obtain the necessary funds to effect such redemptions including funds from the Company's operations, borrowings under the Restated Credit Agreement, the sale of stock by either Holdings or the Company, the issuance of new debt securities by either Holdings or the Company or some combination of the foregoing. In any case, however, pursuit of each of the foregoing options will be subject to covenants and restrictions contained in the Restated Credit Agreement and the Indenture relating to debt incurrence, transactions between the Company and Holdings, the ability of the Company to pay dividends to Holdings or otherwise undertake payment of Holdings' obligations and the pledge of the Company's outstanding common stock to the lenders under the Restated Credit Agreement. There can be no assurance that Holdings will decide to redeem either the Holdings Debentures or the Series A Preferred Stock during 1995, or, if it seeks to do so, that it will be successful in its ability to finance any such redemption.

    General Economic Conditions and Inflation

     The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to marked fluctuations in copper prices. In the short-term, pronounced changes in the price of copper tend to affect WCD's gross profits because such changes affect raw material costs more quickly than those changes can be reflected in the pricing of WCD's products. In the long-term, however, copper price changes have not had a material adverse effect on gross profits because cost changes generally have been passed through to customers over time. In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base and its strategy of attempting to match its copper purchases with its needs. The Company cannot predict either the continuation of current economic conditions or future results of its operations in light thereof.

     The Company believes that it is not particularly affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

                           PART II.  OTHER INFORMATION


    Item 4.     Submission of Matters to a Vote of Security Holders

                By a Consent dated April 15, 1994 the following were elected as Directors of the Company: Steven R. Abbott, John L. Cox, Stanley C. Craft, Robert J. Faucher, Robert D. Lindsay, Charles W. McGregor, David A. Owen, Thomas A. Twehues and Ward
                W. Woods, Jr.

    Item 6.     Exhibits and Reports on Form 8-K

                (a)       Exhibits:

                               None

                (b)       Reports on Form 8-K:

                               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    August 10, 1994                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)