Form 10-Q
period 1994-09-30
ESSEX GROUP INC
filed 1994-11-09
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1994
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                As of September 30, 1994
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994






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

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,  December 31,
                                                                   1994           1993
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $ 14,552     $ 10,346
       Accounts receivable (net of allowance of
        $2,912 and $2,811)  . . . . . . . . . . . . . . . . .      152,231      116,733
       Inventories  . . . . . . . . . . . . . . . . . . . . .      146,981      139,357
       Other current assets . . . . . . . . . . . . . . . . .       11,646        9,738
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      325,410      276,174


       Property, plant and equipment, (net of accumulated
        depreciation of $49,939 and $30,373)  . . . . . . . .      272,663      273,084
       Excess of cost over net assets acquired (net of
        accumulated amortization of $8,129 and $5,081)  . . .      134,116      137,164
       Other intangible assets and deferred costs (net of
         accumulated amortization of $5,155 and $2,986) . . .       12,252       13,921
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,061        6,654
                                                                  --------     --------

                                                                  $746,502     $706,997
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               September 30,  December 31,
                                                                   1994           1993
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . .     $ 45,217     $ 45,535
       Accrued liabilities  . . . . . . . . . . . . . . . . .       50,768       42,863
       Deferred income taxes  . . . . . . . . . . . . . . . .       14,986       14,277
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       29,192       18,363
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      140,163      121,038

       Long-term debt . . . . . . . . . . . . . . . . . . . .      200,000      200,000
       Deferred income taxes  . . . . . . . . . . . . . . . .       73,266       77,794
       Other long-term liabilities  . . . . . . . . . . . . .        6,415        4,433


    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .       23,874          948
                                                                  --------     --------

              Total stockholder's equity  . . . . . . . . . .      326,658      303,732
                                                                  --------     --------

                                                                  $746,502     $706,997
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                     Three Month Period       Nine Month Period
                                                    Ended September 30,      Ended September 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1994        1993         1994        1993
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $265,897    $220,249      $744,287  $655,023
      Interest income   . . . . . . . . . . . . .          95          28           158       240
      Other income  . . . . . . . . . . . . . . .         606         500           945     1,289
                                                     --------    --------      --------  --------

                                                      266,598     220,777       745,390   656,552
                                                     --------    --------      --------  --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     223,522     192,702       623,048   567,866
      Selling and administrative  . . . . . . . .      22,035      20,156        62,337    58,085
      Interest expense  . . . . . . . . . . . . .       6,443       5,886        18,563    20,000
      Other expense . . . . . . . . . . . . . . .         400         421         1,016       818
                                                     --------    --------      --------  --------

                                                      252,400     219,165       704,964   646,769
                                                     --------    --------      --------  --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .      14,198       1,612        40,426     9,783
    Provision for income taxes  . . . . . . . . .       6,200       2,600        17,500     6,652
                                                     --------    --------      --------  --------

    Income before extraordinary charge  . . . . .       7,998        (988)       22,926     3,131
    Extraordinary charge - repurchase of debt,
     net of income tax benefit  . . . . . . . . .           -           -             -     3,367
                                                     --------    --------      --------  --------

    Net income (loss) . . . . . . . . . . . . . .    $  7,998    $   (988)     $ 22,926  $   (236)
                                                     ========    ========      ========  ========

                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income (loss) . . . . . . . . . . . . . . . . . .     $22,926         $(236)
    Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      23,046        22,063
      Loss on repurchase of debt  . . . . . . . . . . . .           -         5,519
      Non cash interest expense . . . . . . . . . . . . .       2,002         4,300
      Non cash pension expense  . . . . . . . . . . . . .       1,672         1,987
      Provision for losses on accounts receivable . . . .         562           603
      (Benefit) provision for deferred income taxes . . .      (3,891)          898
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         776           165
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (34,027)      (12,973)
       (Increase) decrease in inventories . . . . . . . .      (5,790)          762
       Increase in accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .       7,418         2,308
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (2,021)        2,925
       Increase in due to Holdings  . . . . . . . . . . .      10,829         7,727
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      23,502        36,048
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (18,707)      (17,115)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         171           334
     Investment in subsidiary and other . . . . . . . . .        (364)            -
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (18,900)      (16,781)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements











                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1994         1993
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Net increase in revolving loan . . . . . . . . . . .           -         2,500
     Net payments of other long-term debt . . . . . . . .        (396)            -
     Proceeds from senior notes . . . . . . . . . . . . .           -       200,000
     Repayment of term loans  . . . . . . . . . . . . . .           -      (120,500)
     Repurchase of 12 3/8% senior subordinated
      debentures  . . . . . . . . . . . . . . . . . . . .           -       (89,983)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (7,097)
                                                             --------      --------

     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .        (396)      (15,080)
                                                             --------      --------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .       4,206         4,187

    Cash and cash equivalents at beginning of period  . .      10,346         9,033
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $14,552       $13,220
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1994, and the consolidated results of operations for the three month and nine month periods ended September 30, 1994 and 1993, respectively, and cash flows of the Company for the nine month periods ended September 30, 1994 and 1993, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                               September 30,    December 31,
                                                    1994            1993
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $111,034           $97,332
    Raw materials and work in process . . . .      54,849            27,927
                                                 --------          --------
                                                  165,883           125,259
    LIFO reserve  . . . . . . . . . . . . . .     (18,902)           14,098
                                                 --------          --------
                                                 $146,981          $139,357
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $142,521 and $136,980 at September 30, 1994 and December 31, 1993, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               September 30,    December 31,
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

     In May 1993, an amendment and restatement of the Credit Agreement (the "Restated Credit Agreement") became effective. The Restated Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($11,732 at September 30, 1994) (the "Revolving Credit"). Further, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued. The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. The Company has purchased interest rate cap protection through 1994 with respect to $100,000 of debt which carries a strike rate of 6% (three month LIBOR). The indebtedness under the Restated Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

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

    NOTE 4  HOLDINGS SENIOR DISCOUNT DEBENTURES AND SERIES A PREFERRED STOCK

     In May 1989, Holdings (then known as MS/Essex Holdings Inc.) issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Senior Discount Debentures due 2004 (the "Holdings Debentures"). As of September 30, 1994 Holdings had a liability of $249,891 related to the Holdings Debentures. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued. The Holdings Debentures are not expected to have an impact on the Company's liquidity prior to November 15, 1995 (unless they are repurchased or refinanced prior to that date) when cash interest at 16.0% per annum first becomes payable semiannually.

     At September 30, 1994, Holdings had outstanding 1,630,708 shares of Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $39,395 at September 30, 1994. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Under the terms of the Series A Preferred Stock, at the option of Holdings, dividends may be paid in additional shares of Series A Preferred Stock in lieu of cash through September 1998. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    Holdings may not redeem the Series A Preferred Stock until September 30, 1995. Thereafter, the Series A Preferred Stock may be redeemed at the option of Holdings at a percentage of liquidation preference declining from 107.5% from and after September 30, 1995 to 100% beginning September 30, 1998.

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

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company") is engaged in one principal line of business, the production of electrical wire and cable. It classifies its operations into three major divisions based on the markets served: Wire and Cable Division ("WCD"), Magnet Wire and Insulation Division ("MWI") and Engineered Products Division ("EPD"). During the second quarter 1994, the former Telecommunication Products Division ("TPD") was merged with and into EPD. The electrical wire products manufactured and sold by TPD were incorporated within a new Communications business unit of EPD to facilitate the realignment of its telecommunication wire manufacturing capacity from primarily outside-plant telecommunication cables to a broader mix of voice and data communication wire products.

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

    Results of Operations

    Three Month Period Ended September 30, 1994 Compared With The Three Month Period Ended September 30, 1993

     Net sales for the third quarter 1994 were 20.7% greater than the comparable period in 1993 resulting from higher copper prices and improved sales volume and product pricing. Copper is the Company's principal raw material and copper costs are generally passed on to customers through product pricing. During the third quarter 1994 the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 35.9% higher than the comparable period in 1993. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the third quarter 1994. The Company achieved a record sales volume during the third quarter 1994 which exceeded the comparable period in 1993 by 7.2%. Such sales volume improvement was primarily attributable to increased demand for the Company's magnet wire and automotive wire products. MWI recorded significant sales volume improvements in automotive, distributor, and motor wires while EPD also experienced increased demand for its automotive wire products. EPD's communications wire sales for the third quarter 1994 were below those of the comparable 1993 period due to reduced sales of the Company's outside-plant telecommunication wire products partially offset by improved sales of its other voice and data communication wires. Although building wire sales volumes were comparable to third quarter 1993 levels, WCD's sales for the third quarter 1994 were significantly greater than the third quarter 1993 due to higher COMEX copper prices coupled with improved product pricing.

     Cost of goods sold for the third quarter 1994 was 16.0% greater than the comparable period of 1993 due primarily to higher sales volume and increased copper costs, partially offset by a change in product mix and a third quarter 1993 lower of cost or market inventory valuation charge. The lower of cost or market inventory valuation charge, in the amount of $2.0 million, resulted from a marked decline in COMEX copper prices beginning in the second quarter 1993. The Company's cost of goods sold as a percentage of net sales was 84.1% and 87.5% in the third quarter 1994 and 1993, respectively. The cost of goods sold percentage in the third quarter 1994 was lower due primarily to improved product pricing and the 1993 lower of cost or market inventory valuation charge as noted above.

     Selling and administrative expenses for the third quarter 1994 were 9.3% above the comparable 1993 period due primarily to higher sales commissions related to increased sales and higher accruals for incentive compensation attributable to improved operating results.

     Interest expense in the third quarter 1994 was 9.5% higher than the comparable period in 1993 due primarily to an increase in the Company's average interest rate incurred from 9.9% to 10.4%, partially offset by a reduction in weighted average debt outstanding. The reduction in weighted average debt outstanding resulted primarily from reduced usage of the Company's revolving credit facility in the third quarter 1994 compared to the same period in 1993.

     Income tax expense was 43.7% of pretax income in the third quarter 1994 compared with 161% for the same period in 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes and for which no deferred income taxes have been provided. During the third quarter 1993, with respect to the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), the Company's tax balances were adjusted to reflect the new federal statutory tax rate of 35%. The adjustment increased income tax expense by approximately $2.2 million for the quarter or 138% of pretax income.

    Nine Month Period Ended September 30, 1994 Compared With The Nine Month Period Ended September 30, 1993

     Net sales for the first nine months of 1994 were 13.6% greater than the comparable period in 1993 resulting from higher copper prices and improved sales volume and product pricing. Copper is the Company's principal raw material and copper costs are generally passed on to customers through product pricing. During the first nine months of 1994 the average COMEX price of copper was 12.9% higher than the comparable period in 1993. Sales volume in 1994 has been running consistently ahead of 1993 with the Company experiencing record-setting levels in the second and third quarters of 1994. These results are primarily attributable to increased demand for the Company's magnet wire and automotive wire products. MWI has reported increased demand in all major markets served, most notably the motor, automotive, and transformer wire markets while EPD has also recorded volume increases over 1993 in its automotive wire products. Additionally, EPD's fourth quarter 1993 acquisition of Interstate Industries, Inc. ("Interstate Industries"), a manufacturer of specialty wiring assemblies including heavy truck harnesses and automotive ignition wire assemblies, has provided $10.7 million in incremental sales for the Company for the nine months ended September 30, 1994. EPD's communication wire sales are below 1993 levels due to reduced sales of the Company's outside-plant telecommunication wire products partially offset by increased sales of its other voice and data communication wires. Although building wire volume is consistent with 1993 levels, WCD has experienced a significant increase in sales resulting from higher COMEX copper prices and improved product pricing.

     Cost of goods sold for the first nine months of 1994 increased 9.7% over the same period in 1993 due primarily to higher sales volume, increased copper costs and the addition of Interstate Industries' cost of sales, partially offset by a change in product mix. Also, during the second quarter 1994, in respect of changing competitive and technological conditions within the telecommunications wire market, TPD was merged with EPD and at such time the Company recorded a charge of $1.3 million. This charge was primarily related to employee termination costs. The Company's cost of goods sold as a percentage of net sales was 83.7% and 86.7% in the first nine months of 1994 and 1993, respectively. The cost of goods sold percentage in the first nine months of 1994 was lower due primarily to improved product pricing.

     Selling and administrative expenses for the first nine months of 1994 were 7.3% higher than the comparable period in 1993 due primarily to increased sales commissions attributable to higher sales, the addition of Interstate Industries' selling and administrative expenses, and higher accruals for incentive compensation related to improved operating results, partially offset by lower amortization charges in 1994. Amortization charges were lower in 1994 due to the expiration in February 1993 of a non-compete agreement with UTC. The associated amortization charges, in the amount of $1.1 million, were recorded during the first quarter 1993.

     Interest expense in the first nine months of 1994 was 7.2% lower than the comparable period in 1993 due primarily to lower deferred debt amortization charges and a reduction in weighted average debt outstanding, partially offset by an increase in the Company's average interest rate incurred from 9.4% to 10.4%. Deferred debt amortization charges decreased from 1993 due primarily to the repayment in May 1993 of the term loans (the "Term Credit") under the credit agreement entered into in September 1992 (the "Credit Agreement") and the redemption in June 1993 of the 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures"), partially offset by the May 1993 issuance of the 10% Senior Notes due 2003 (the "Senior Notes"). The decrease in weighted average debt outstanding resulted primarily from reduced usage of the Company's revolving credit facility during the first nine months of 1994 compared to the same period in 1993. The increase in average interest rate reflected the higher rate of interest payable on the Senior Notes compared with the rate of interest on the Term Credit, which was repaid from the sale of the Senior Notes, partially offset by the rate of interest on the Debentures, which were also redeemed.

     Income tax expense was 43.3% of pretax income in the first nine months of 1994 compared with 68.0% in the same period of 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of

    40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes and for which no deferred income taxes have been provided. During the third quarter 1993, with respect to OBRA 1993, the Company's tax balances were adjusted to reflect the new federal statutory tax rate of 35%. The adjustment increased income tax expense by approximately $2.2 million for the nine months ended September 30, 1993 or 22.8% of pretax income.

    Liquidity, Capital Resources and Financial Condition

     The Company  had a ratio of debt to stockholder's equity of approximately
    0.6 to 1 at September 30, 1994 and 0.7 to 1 at December 31, 1993.

     In general, the Company requires liquidity for working capital, capital expenditures, cash interest expenses and taxes. Of particular significance to the Company in this respect is its working capital requirements which increase whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, (including, without limitation, the first nine months of 1994) the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the substantial availability of funds under its revolving credit facility, the Company expects that its usual sources of liquidity will be more than sufficient to enable it to meet its cash requirements for working capital, capital expenditures, interest and taxes for 1994.

     Net cash provided by operating activities through the first nine months of 1994 was $23.5 million, compared to $36.0 million in the same period of 1993. The reduction was due primarily to increased cash requirements to fund higher accounts receivable and inventory balances resulting from increased sales volume and higher COMEX copper prices during the first nine months of 1994.

     During the first nine months of 1994, the Company also used its $175 million revolving credit facility (the "Revolving Credit") to satisfy liquidity needs. This facility is available to the Company under its Credit Agreement as restated and amended in April 1993 (the "Restated
    Credit Agreement"). The amount available for borrowing under the Revolving Credit at any time is reduced by the amount of outstanding borrowings and letters of credit and may be further reduced depending upon the amount of the Company's "eligible assets" as defined. In addition, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued (the "Indenture"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. The Company has purchased interest rate cap protection through 1994 covering up to $100.0 million of Revolving Credit borrowings. At September 30, 1994, the amount of Revolving Credit available to the Company was $175.0 million reduced by outstanding letters of credit of $11.7 million. During the first nine months of 1994, average borrowings under the Company's revolving credit facility were $3.1 million compared to $12.8 million during the same period in 1993.

     The Restated Credit Agreement and the Indenture contain provisions which may restrict the liquidity of the Company. These include restrictions on the incurrence of additional indebtedness and mandatory principal repayment requirements for all indebtedness that exceeds the Borrowing Base as defined in the Restated Credit Agreement or exceeds the Indenture debt limitation covenants. Through September 30, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement and the Indenture.

     Capital expenditures of $18.7 million for the first nine months of 1994 were $1.6 million greater than the comparable period in 1993. The Company expects to make capital expenditures in 1994 approximating 1993 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. At September 30, 1994, approximately $8.6 million was committed to outside vendors for capital expenditures. The Restated Credit Agreement imposes annual limits on the Company's capital expenditures and business acquisitions.

     Considerations Relating to Holdings' Cash Obligations

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

     Notwithstanding any of the foregoing payments which the Company may make to Holdings, Holdings' actual liquidity requirements are expected to be insubstantial in 1994 on an unconsolidated basis because Holdings has no operations (other than those conducted through the Company) or employees and is not expected to have any tax liability on an unconsolidated basis. Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The redemption price is $25 per share plus accrued and unpaid dividends to the date of redemption. A dividend of $1.5 million on the Series A Preferred Stock was recorded during the third quarter 1994 to be paid in kind by the issuance of 61,152 additional shares of Series A Preferred Stock in the fourth quarter 1994. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. Although dividends on the Series A Preferred Stock have historically been paid in additional shares of Series A Preferred Stock, Holdings can make no assurances that future dividends will not be paid in cash. The Holdings Debentures are not expected to have an impact on the Company's liquidity prior to November 15, 1995 (unless they are repurchased or refinanced prior to that date) when cash interest at 16.0% per annum first becomes payable semiannually.

     The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings, if issued. The Holdings Debentures were issued at an original issue discount. At September 30, 1994, the Holdings Debentures had a carrying value, net of repurchases, of $249.9 million. They will accrete to their full face value (an aggregate principal amount of $272.9 million, assuming no further repurchases by the Company or Holdings) on May 15, 1995. Commencing that date, the Holdings Debentures will be redeemable at their face value and will also accrue interest payable semiannually in cash beginning November 15, 1995 at the rate of 16.0% per annum. Holdings will have several alternatives with respect to the Holdings Debentures: it could pay cash interest on the Holdings Debentures (which would entail approximately $22 million in cash payments semiannually assuming no change in the aggregate principal amount of Holdings Debentures outstanding), or Holdings could redeem some or all of the Holdings Debentures. In either case, Holdings will have cash needs which are considerably greater than its present requirements.

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

                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)       Exhibits:

                               None

                (b)       Reports on Form 8-K:

                               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1994.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    November 9, 1994                      /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)