Form 10-K
ESSEX GROUP INC
filed 1995-03-29
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1994
                                        or
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    [X ] Yes    [  ] No

    No voting stock is held by non-affiliates of the registrant.

    As of February 28, 1995 the registrant had outstanding 100 shares of $.01 Par Value Common Stock.

    The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

                    DOCUMENTS INCORPORATED BY REFERENCE - None


                                      PART I

    ITEM 1.  BUSINESS

    GENERAL

         Essex Group, Inc. (the "Company") develops, manufactures and markets electrical wire and cable and electrical insulation products. Among the Company's products are building wire for residential and commercial applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; automotive wire and specialty wiring assemblies for automobiles and trucks; industrial wires for applications in appliances, construction and recreational vehicles; voice and data communication wire and cable; and insulation products including mica paper and mica-based composites. The Company's operations at December 31, 1994 included 26 domestic manufacturing facilities and employed approximately 3,850 persons.

         The Company was founded in Detroit, Michigan in 1930 to manufacture electrical wire harnesses for automobiles exclusively for the Ford Motor Company. United Technologies Corporation ("UTC") acquired the Company in 1974 and operated it as a wholly-owned subsidiary. On February 29, 1988, MS/Essex Holdings Inc. ("Holdings"), acquired the Company from UTC. The outstanding common stock of Holdings was beneficially owned by the Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others.

         On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. The shareholders of BE included Bessemer Capital Partners, L.P. ("BCP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA"), and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. In 1993, BCP transferred its ownership interest in Holdings to Bessemer Holdings, L.P. ("BHLP"), an affiliate of BCP. See note 2 to the table included herein setting forth information regarding beneficial ownership of Holdings common stock under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding BHLP.

    PRODUCT LINES

         The following table sets forth for each of the years in the three year period ended December 31, 1994 the dollar amounts and percentages of sales of each of the Company's major product lines and identifies the division (defined below) with which each line is associated:

                                                     Sales                Percentage of Sales
                                        ------------------------------  -----------------------
                                          1994      1993        1992      1994    1993    1992
                                         ------    ------      ------    ------  ------  ------
                                                 (In millions)

    Building wire (WCD)                   $403.9   $332.2      $374.6     40%     38%      41%
    Magnet wire (MWI)                      306.9    240.9       230.3     30      28       25
    Automotive & industrial wire (EPD)     132.0    114.0       108.3     13      13       12
    Communication wire & cable (EPD)       119.3    135.9       154.0     12      16       17
    Insulation products (MWI)               46.4     43.7        40.1      5       5        5
    Other                                    1.6      2.1         2.1     --(a)   --(a)    --(a)
                                        --------   ------      ------     -----   -----    -----

    Total                               $1,010.1   $868.8      $909.4      100%    100%     100%
                                        ========   ======      ======     =====   =====    =====


    (a)  Less than 1.0%.

    DIVISION OPERATIONS

         The Company classifies its operations into three major divisions based on the markets served: Wire and Cable Division ("WCD"); Magnet Wire and Insulation Division ("MWI") and Engineered Products Division ("EPD"). In 1994, the former Telecommunications Products Division ("TPD") was merged with and into EPD. The electrical wire products manufactured and sold by TPD were incorporated within a new Communications business unit of EPD to facilitate the realignment of the Company's communication wire manufacturing capacity from primarily outside-plant telecommunication cables to a broader mix of voice and data communication wire and cable products. A business overview of each major division is set forth below.

    WIRE AND CABLE DIVISION

         Products. WCD develops, manufactures and markets a complete line of building wire and other related wire products. Specific examples include service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential market and a variety of insulated wires for the nonresidential commercial market. The ultimate end users are electrical contractors and "do-it-yourself" consumers. WCD also develops, manufactures and markets a line of industrial wire and cable consisting of appliance wire, motor lead wire, submersible pump cable, welding cable, and recreational vehicle wire. These wire and cable products are sold primarily to appliance and power tool manufacturers, suppliers of electrical and electronic original equipment and to welding products distributors. The industrial wire and cable product line was transferred from EPD to WCD in the fourth quarter 1994 to more effectively align the related marketing and manufacturing efforts of the Company. For accounting and reporting purposes this change did not become effective until January 1, 1995.

         Sales and Marketing. WCD has produced building wire and cable in the United States since 1933. WCD has developed and maintained a large and diverse customer base, selling primarily to electrical distributors, hardware wholesalers and consumer product retailers. WCD products are marketed nationally through manufacturers representatives and a Company sales force. WCD also maintains distribution facilities throughout the United States, and one in Canada.

         Historically, approximately 65% of WCD's building wire market is attributable to remodeling and repair activity while the remaining 35% is attributable to new residential and nonresidential construction.

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

         A joint venture between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan ("Femco") was established in 1988 to market magnet wire products, with special emphasis on products required by Japanese manufacturers for their production facilities in the United States. In 1993, the Company completed construction of a new magnet wire manufacturing facility that is occupied by both the Company and Femco.

    ENGINEERED PRODUCTS DIVISION

         Products. EPD develops, manufactures and markets a variety of electrical wire products including automotive products (primary wire, ignition wire, and battery cable), and a broad line of plastic insulated and jacketed voice and data communication wire and cable. Further, the acquisition of Interstate Industries, Inc. ("Interstate Industries") in the fourth quarter 1993 provided EPD the manufacturing capability to produce specialty wiring assemblies, including heavy truck harnesses, and automotive ignition wire assemblies. Automotive products are sold primarily to suppliers of automotive original equipment manufacturers while communication wire products are marketed primarily in the United States for local area networks and telephone networks applications, with some sales to overseas markets. EPD's industrial wire product line was transferred to WCD in the fourth quarter 1994 (see the Wire and Cable Division business overview above.) New product design and materials development activities for EPD and WCD are supported by EPD's product development and materials engineering laboratory.

         Sales and Marketing. Historically, EPD has had one principal customer for its automotive products, although the importance of this customer has declined in relative terms due to the expansion of the division's overall customer base and inclusion of operations from another division. The customer accounted for approximately 39%, 40% and 16% of EPD's revenues in 1992, 1993 and 1994 respectively, although in absolute terms, sales to this principal customer have remained steady during the period. Diversification of the division's sales base has been achieved in part as the result of the retention of an independent sales organization to provide EPD with the means necessary to attract and service new automotive customers. EPD's principal automotive customer continues to be serviced by a dedicated sales representative who is a Company employee. Sales representatives from MWI also service some of the division's other automotive wire customers. Voice and data communication wire products are sold principally to communications system contractors and domestic telephone companies and to telephone companies and private contractors overseas.

    BUSINESS DEVELOPMENT

         The Company has established plans to increase sales across many of its product lines by expanding product offerings within compatible markets, targeting new global markets for existing products and expanding penetration in those overseas markets where a presence has already been established. To accomplish this objective, the Company expects to make business acquisitions and capital investments in new plant and equipment as necessary in the United States and intends to pursue select investments in strategic partners and participate in joint ventures off-shore. A senior executive directs new business development and international activities for the Company.

    MANUFACTURING STRATEGY

         The Company's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies. The Company has achieved a high level of vertical integration through internal production of its principal raw materials: copper rod, magnet wire enamels and extrudable polymeric compounds. The Company believes one of its primary cost advantages in the magnet wire business is the ability to produce most of its enamel requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, automotive, industrial and communication wire products, provides cost advantages because the process achieves greater control over the cost and quality of essential components used in production. These operations are supported by the Company's metallurgical, chemical and polymer development laboratories.

         To further optimize production efficiencies, the Company invests in new plants and equipment, pursues plant rationalizations, and participates in joint venture opportunities. During the period 1988 through 1991, the Company invested an average $13.4 million per year on capital projects. During the period 1992 through 1994 the Company invested an average $29.2 million per year on capital projects. The major projects in this most recent period entailed increasing capacity and upgrading equipment. No single capital project expenditure in 1994 exceeded $4.0 million.

    MANUFACTURING PROCESS

         Copper rod is the base component for most of the Company's wire products. The Company buys copper cathode from a variety of producers and dealers and also reclaims and reprocesses high grade scrap copper from its own and other operations. See "Metals Operations." After the rod is manufactured at the Company's rod mills, it is shipped to other manufacturing facilities where it is processed into the wire and cable products produced by the Company. See "Copper Rod Production."

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

         Most other wire products are insulated with thermoplastic, thermoset or rubber compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it into final form as it is applied to the wire. The Company has the capability to manufacture all three types of jacketing and insulating compounds, which are then extruded onto wire.

         Once the wire is fabricated, it is packaged and shipped to regional warehouses, distributors or directly to customers.

    METALS OPERATIONS

         Although the Company classifies its business into three principal divisions (see "Division Operations" above) the metals operations, due to cost efficiencies, are centrally organized. Copper is the critical component of the Company's overall cost structure, comprising approximately 56% of the Company's 1994 total production cost of sales.

    Through  centralization,  the   Company  carefully   manages  its   copper
    procurement, internal distribution, manufacturing and scrap recycling processes.

         The Company's operations are vertically integrated in the production of copper rod, and the Company believes that only a few of its competitors are able to match this capability. The Company manufactures most of its copper rod requirements and purchases the remainder from various suppliers.

         COPPER PROCUREMENT

         The Company's copper procurement activities are centralized. In 1994 the Company purchased approximately 238,000 tons of copper. North American copper producers and metals merchants constituted the source for approximately 98% of such copper.

         Under producer contracts, the Company commits to take a specified tonnage per month. Most producer contracts have a one-year term. Pricing provisions vary, but they are based on the New York Commodity Exchange, Inc. ("COMEX") price plus a premium. Under merchant contracts, prices are also based on the COMEX price plus a premium. Payment terms are negotiated. Additionally, to a limited extent, the Company utilizes forward fixed price and futures contracts to manage its commodity price risk on this principal raw material. The company does not hold or issue these contracts for investment or trading purposes.

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

         COPPER ROD PRODUCTION

         The production of copper rod is an essential part of the Company's manufacturing process. Through vertical integration, the Company's ability to manufacture rod provides greater control over the cost and quality of the principal component used in producing most of the Company's products. Copper rod is manufactured by a continuous casting process where high quality copper cathodes are melted in a shaft furnace. The molten copper is transferred to a holding furnace and siphoned directly onto a casting wheel where it is cooled and subsequently rolled into copper rod. The rod is subjected to quality control tests to determine that it meets the high quality standards of the Company's products. Numerous other quality tests are performed throughout the process to determine rod characteristic and provide proper utilization of rod by plants requiring specific processing requirements. Finally, the rod is packaged for shipment via an automatic in-line coiling packaging device.

         The Company's rod production facilities are strategically located near its major wire producing plants to minimize freight costs. During the third quarter 1994, the Company commenced production from a fifth continuous casting unit at an existing facility to further supply its rod requirements and reduce costs. With the addition of this unit, the
    Company has the capability to produce approximately 85% of its rod requirements, while purchasing the balance from external sources.

    External rod purchases are used to cover rod requirements at manufacturing locations where shipping Company-produced rod is not cost effective and when the Company's rod requirements exceed its production capacity.

         COPPER SCRAP RECLAMATION

         The Company's Metals Processing Center receives clean, high quality copper scrap from a majority of the Company's plants. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. A casting process is employed to manufacture copper rod from scrap material. This continuous casting process is unique in the industry in the conversion of scrap directly into rod. Manufacturing cost economies, particularly in the form of energy savings, result from the Company's direct production technique. Additionally, management believes that internal reclamation of scrap copper provides greater control over the cost to recover the Company's principal manufacturing by-product. The Company also, from time to time, obtains scrap from other copper wire producers and processes it along with the internal scrap.

    EXPORTS

         Sales of exported goods approximated $52.7 million, $70.6 million, and $75.5 million for the years ended December 31, 1994, 1993, and 1992, respectively. Communication cables are the Company's primary product exports.

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

    EMPLOYEES

         As of December 31, 1994 the Company employed approximately 1,255 salaried and 2,595 hourly employees in 33 states. Labor unions represent approximately 52% of the Company's work force. Collective bargaining agreements expire at various times between 1995 and 1998. Contracts covering approximately 28% of the Company's unionized work force will expire at various times during 1995. The Company believes that it will be able to renegotiate its contracts covering such unionized employees on terms that will not be materially adverse to it, however, no assurance can be given to that effect. The Company believes its relations with both unionized and nonunionized employees have been good.

    ITEM 2.  PROPERTIES

         At December 31, 1994 the Company operated 26 manufacturing facilities in 12 states. Except as indicated below, all of the facilities are owned by the Company or its subsidiaries. The Company believes its facilities and equipment are reasonably suited to its needs and are properly maintained and adequately insured.

         The following table sets forth certain information with respect to the manufacturing facilities of the Company at December 31, 1994:

                                                             Square
          Operation                         Location          Feet
          ---------                         --------         ------

     Engineered Products . . . . . .   Chester, SC          218,000
                                       Hoisington, KS       239,000
                                       Kosciusko, MS         90,000(a)
                                       Lexington, MS         43,000
                                       Marion, IN            50,000
                                       Orleans, IN          425,000

     Magnet Wire . . . . . . . . . .   Charlotte, NC         26,000     (Leased)
                                       Fort Wayne, IN       181,000
                                       Franklin, IN          35,000(b)
                                       Franklin, TN         289,000     (Leased)
                                       Kendallville, IN      88,000
                                       Newmarket, NH        132,000
                                        (2 facilities)
                                       Rockford, IL         319,000
                                       Rutland, VT           61,000
                                       Vincennes, IN        267,000

     Metals Processing . . . . . . .   Columbia City, IN     75,000
                                       Jonesboro, IN         56,000

     Wire and Cable  . . . . . . . .   Anaheim, CA          174,000
                                       Columbia City, IN    400,000
                                       Lafayette, IN(c)     350,000
                                       Lithonia, GA         144,000
                                       Marion, IN(c)(d)     254,000     (Leased)
                                       Pana, IL(c)          110,000
                                       Pauline, KS          501,000
                                       Tiffin, OH           260,000

    (a) The Company is the lessee of approximately 30,000 square feet of the Kosciusko, MS facility.

    (b)  The  total   square  footage   of  the   Franklin,  IN  facility   is
         approximately 70,000 of which 35,000 square feet is leased to Femco as described in the third succeeding paragraph below.

    (c) These facilities were transferred from the Engineered Products Division to the Wire and Cable Division late in 1994. (See Division Operations-Wire and Cable Division.)

    (d)  The Marion, IN (WCD) facility will be closed effective May 31, 1995.

         In addition to the facilities described in the table above, the Company owns or leases 24 warehouses throughout the United States, plus one each in Canada and the Philippines, to facilitate the sale and distribution of its products. The Company owns and maintains executive and administrative offices in Fort Wayne, Indiana.

         The Company believes its plants are generally adequate to service the requirements of its customers. Overall, the Company's plants are utilized to a substantial, but not full degree. The extent of current utilization is generally consistent with historical patterns, and, in the view of the Company, is satisfactory. The Company does not view any of its plants as being substantially underutilized, except for Marion, IN (WCD), Lafayette, IN (WCD) and Lexington, MS (EPD), at which less than 50% of the available space and/or facility is utilized. Most plants operate on schedules of no less than three eight hour shifts, five days a week. During 1994, the Company's facilities operated overall at approximately 82% of capacity, with MWI at nearly 100%, EPD at 66%, and WCD at 85% of capacity.

         The property in Franklin, Indiana is a magnet wire manufacturing facility occupied by both the Company and Femco. Half of the Franklin, Indiana building is leased to Femco which was established in 1988 as a joint venture between the Company and The Furukawa Electric Company, LTD., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States. See Division Operations--Magnet Wire and Insulation.

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

         The Company has been named in government proceedings which involve environmental matters with potential remediation costs and, in certain instances, sanctions. Once the Company has been named as a PRP, it estimates the extent of its potential liability based upon, among other things, the number of other identified PRPs and the relative contribution of Company waste at the site. The Company believes that, subject to the $4.0 million "basket" described below and four other identified sites, it will not bear the cost of investigation and cleanup at any of these sites because, pursuant to the Stock Purchase Agreement dated January 15, 1988 (the "1988 Acquisition Agreement") covering the 1988 Acquisition, UTC agreed to indemnify the Company against all losses, as defined in the 1988 Acquisition Agreement, incurred under any environmental protection and pollution control laws or resulting from or in connection with damage or pollution to the environment, and arising from events, operations or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at or prior to February 29, 1988. Except for certain matters relating to permit compliance, the Company believes that it is fully indemnified with respect to conditions, events and circumstances known to UTC prior to February 29, 1988, (i.e., matters referred to in documents which were in UTC's possession, custody or control prior to the 1988 Acquisition or matters identified to UTC through the due diligence of Holdings.) Further, the Company is indemnified, subject to a $4.0 million "basket" (the "Basket"), for losses related to any environmental events, conditions, or circumstances identified prior to February 28, 1993 to the extent such losses were not caused by activities of the Company after February 29, 1988. None of the foregoing was affected by the change in control of Holdings on October 9, 1992.

         The Company is not aware of any inability or refusal on the part of UTC to pay amounts which are owing under the UTC indemnity. There are currently no disputes between the Company and UTC concerning matters that are covered by the indemnification but the Company and UTC are discussing application of the Basket to certain post-February 28, 1993 claims. There are four identified sites not covered by the indemnity or the Basket as it has been applied to date. The Company has made accruals to cover expected liability where sufficient information is available to make an assessment. The Company does not believe that, in light of the UTC indemnity, any of the environmental proceedings in which it is involved and for which it may be liable under the Basket or otherwise will, individually or in the aggregate, have a material adverse effect upon its business, financial condition or results of operations and none involves sanctions for amounts of $0.1 million or more.

         In 1967, following an investigation regarding the alleged violation of United States antitrust laws, the Company agreed that in the future it would refrain from tying the sale of magnet wire to the purchase of other products.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of 1994.

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

    ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth (i) selected historical consolidated financial data of the Company prior to the Acquisition ("Predecessor") as of and for the nine month period ended September 30, 1992 and each of the years in the two year period ended December 31, 1991, (ii) selected historical consolidated financial data of the Company after the Acquisition ("Successor") as of and for the years ended December 31, 1994 and 1993 and the three month period ended December 31, 1992, and, (iii) combined historical consolidated financial data of Successor for the three month period ended December 31, 1992 and Predecessor for the nine month period ended September 30, 1992. This data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and related notes included elsewhere herein. The selected historical consolidated financial data presented below as of and for each of the years in the two year period ended December 31, 1991, were derived from the audited consolidated financial statements of Predecessor (not presented herein). The selected historical consolidated financial data presented below, as of and for the years ended December 31, 1994 and 1993, the three month period ended December 31, 1992 and the nine month period ended September 30, 1992, were derived from the consolidated financial statements of Successor and Predecessor, which were audited by Ernst & Young LLP, independent auditors, whose report with respect thereto, together with such financial statements, appears elsewhere herein.

                                        SUCCESSOR            COMBINED(a)         PREDECESSOR
                              -----------------------------  ----------  ------------------------
                                                     Three     Twelve     Nine
                                                     Month      Month     Month
                                                     Period    Period    Period
    In Thousands of                Year Ended        Ended      Ended     Ended      Year Ended
    Dollars, Except               December 31,      December  December  September   December 31,
    Ratio Data                -------------------     31,        31,       30,    ----------------
                                1994        1993      1992      1992      1992     1991     1990
    -------------------        ------      ------    ------    ------    ------   ------   ------

    Statement of
     Operations Data:
    Net sales                $1,010,075  $868,846   $209,354    $909,351 $699,997$885,492 $992,001
    Other income/(expense)
     -net                          (910)      188        145       1,237    1,092     522    1,415
                             ----------  --------   --------    -------- ---------------- --------

                              1,009,165   869,034    209,499     910,588  701,089 886,014  993,416
                             ----------  --------   --------    -------- ---------------- --------

    Cost of goods sold          846,611   745,875    186,026     780,148  594,122 753,077  838,048
    Selling and
     administrative              85,129    75,489     22,349      81,958   59,609  80,227   80,267
    Interest(b)                  24,554    25,241      8,086      22,591   14,505  24,969   31,893
    Unusual items(c)                  -         -          -      18,139   18,139       -        -
                             ----------   --------  --------    -------- ---------------- --------





                                        SUCCESSOR            COMBINED(a)         PREDECESSOR
                              -----------------------------  ----------  ------------------------
                                                     Three     Twelve     Nine
                                                     Month      Month     Month
                                                     Period    Period    Period
    In Thousands of                Year Ended        Ended      Ended     Ended      Year Ended
    Dollars, Except               December 31,      December  December  September   December 31,
    Ratio Data                -------------------     31,        31,       30,    ----------------
                                1994        1993      1992      1992      1992     1991     1990
    -------------------        ------      ------    ------    ------    ------   ------   ------
    Total costs and
     expenses                   956,294   846,605    216,461     902,836  686,375 858,273  950,208
                                -------   -------    -------     -------  ------- -------  -------
    Income (loss) before
     income taxes and
     extraordinary charge        52,871    22,429     (6,962)      7,752   14,714  27,741   43,208
    Provision (benefit)
     for income taxes(d)         22,700    13,052     (1,900)      7,378    9,278  13,241   12,760
                                -------   -------    -------     -------  ------- -------  -------
    Income (loss) before
     extraordinary charge        30,171     9,377     (5,062)        374    5,436  14,500   30,448
    Extraordinary charge
     net of income tax
     benefit(e)                       -     3,367          -         122      122   1,471        -
                                -------   -------    -------     -------  ------- -------  -------

    Net Income (loss)           $30,171   $ 6,010    $(5,062)    $   252  $ 5,314 $13,029  $30,448
                                =======   =======    =======     =======  ======= =======  =======
    Pro-forma net income
     reflecting income
     taxes on a separate
     return basis(d)                                                                      $21,699
                                                                                          =======
    Balance Sheet Data
     (at end of period):
    Working capital            $191,062  $155,136   $123,935             $162,661$124,485 $164,293
    Total assets                750,300   706,997    703,147              447,874 413,648  443,963
    Long-term debt
     (including current
     portion)                   200,000   200,000    221,289              189,890 193,580  247,426
    Stockholder's equity        333,903   303,732    297,722              132,257 120,354  112,325
    Other Data:

    Additions to
     property, plant and
     equipment                  $30,109   $26,167    $14,705     $31,180  $16,475 $13,242  $19,072
    Ratio of earnings to
     fixed charges(f)               3.0       1.7          -                  1.9     2.0      2.3
    Deficiency of
     earnings to fixed
     charges(f)                       -         -     $7,078                    -       -        -


                                                 (Footnotes on following page)

    (Footnotes continued from previous page)

    (a) Represents a combination of Successor's three month period ended December 31, 1992 and Predecessor's nine month period ended September 30, 1992. Such combined results are not directly comparable to the consolidated results of operations of the Predecessor for each of the two years ended December 31, 1991, nor are they necessarily indicative of the results for the full year due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("FAS 109"). (See Notes to Consolidated Financial Statements.) Financial data of the Company as of October 1, 1992 and thereafter reflect the Acquisition using the purchase method of accounting, and accordingly, the purchase price was allocated to assets and liabilities based upon their estimated fair values. However, to the extent that Holdings management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholder's equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

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

    (d) Holdings and the Company file a consolidated U.S. federal income tax return. Through December 31, 1990 the deductible expenses of Holdings (primarily interest) were included in the calculation of the Company's income taxes under a tax sharing agreement with Holdings. The tax sharing agreement was amended, effective January 1, 1991, to provide that the Company's aggregate income tax liability be calculated as if it were to file a separate return with its subsidiaries. The tax benefit recorded in 1990 for the deductible expenses of Holdings was $8.7 million. The pro forma net income reflecting income taxes on a separate return basis is presented for 1990 as if such benefit had not been recorded.

    (e) During 1993, Successor recognized extraordinary charges of $3.1 million, net of applicable tax benefit, representing the write off of unamortized debt issuance costs associated with the repayment of the outstanding balance of the Company's term loans, and $0.3 million, net of applicable tax benefit, representing the net loss resulting from the redemption of the Company's 12 3/8% Senior Subordinated Debentures ("Debenture Repurchases"). During 1992 and 1991, Predecessor made Debenture Repurchases which had a carrying value of $13.8 million and $42.0 million, respectively. The net loss resulting from these repurchases, which includes the write off of a portion of unamortized debt issuance costs, was reflected as an extraordinary charge of $0.1 million and $1.5 million, net of applicable income tax benefit for Predecessor during 1992 and 1991, respectively.

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

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    INTRODUCTION

         The Company is engaged in one principal line of business, the production of electrical wire and cable. The Company classifies its operations into three major divisions based on the markets served: Wire and Cable Division, Magnet Wire and Insulation Division and Engineered Products Division. In 1994, the former Telecommunications Products Division was merged with and into the Engineered Products Division. See "Business" for a description of the principal products offered by each division and the total sales for each major product line for the years ended 1994, 1993 and 1992.

         For financial statement purposes, the Acquisition and Merger was accounted for by Holdings as a purchase acquisition effective October 1, 1992. Because the Company is a wholly-owned subsidiary of Holdings, the effects of the Acquisition and Merger have been reflected in the Company's financial statements, resulting in a new basis of accounting to reflect estimated fair values at that date. As a result, the Company's financial statements for the periods subsequent to September 30, 1992 are presented on the Successor's new basis of accounting, while the financial statements for September 30, 1992 and prior periods are presented on the Predecessor's historical cost basis of accounting. The consolidated results of operations of the Company for the twelve month period ended December 31, 1992 are not directly comparable to the consolidated results of operations of the Predecessor due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of FAS 109. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

         In connection with the Acquisition and Merger and concurrent adoption of FAS 109, the Successor recognized $142.2 million of excess of cost over net assets acquired that is being amortized over 35 years on the straight line method.

    RESULTS OF OPERATIONS

    THE YEAR ENDED DECEMBER 31, 1994 COMPARED WITH THE YEAR ENDED
    DECEMBER 31, 1993

         Net sales for 1994 were $1,010.1 million or 16.3% higher than 1993, reflecting product price increases, higher sales volumes and inclusion of Interstate Industries sales (see Business-Division Operations-Engineered Products Division). Sales volumes in 1994 were at record levels for the third straight year, exceeding the 1993 sales volume by approximately 6.9%. The Company believes the improved sales volume resulted from increased demand for wire products within the served markets which was partially attributable to a growing economy and to increased usage of the Company's wire in end products, especially as these factors affected the markets served by the Magnet Wire and Insulation Division. Higher product prices reflected a marked increase in copper costs and improved product pricing. Copper is the Company's principal raw material. The 1994 average COMEX copper price rose 23.9% from 1993 and, notwithstanding the magnitude of the price increase, copper costs were generally passed on to customers through product pricing, as is customary in the Company's business. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Business-Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

         Sales for the Magnet Wire and Insulation Division increased 24.1% over 1993, driven by a 21.8% growth in sales volume and higher copper prices, partially offset by a higher proportion of customer-owned copper in the division's sales mix. Improved sales volumes were attributable to increased demand for magnet wire products in the automotive, electric motor and transformer markets as well as increased sales to distributors. The Wire and Cable Division's sales increased 21.7% compared to 1993, due principally to higher copper prices and improved product pricing. Increased demand within the building wire market contributed to reduced competitive pricing pressures which had adversely impacted this market in 1993. The Wire and Cable Division's sales volume was comparable to 1993. The Engineered Products Division's sales were essentially flat compared to 1993 as sales growth due to higher automotive sales volume, higher copper prices and inclusion of Interstate Industries was offset by lower communication wire sales. Automotive wire volumes increased approximately 12.9% from 1993 due to a strengthening automotive market (new car and light truck sales volume in the United States was approximately 10% higher in 1994 than 1993), and the addition of several new customers. See "Business-Division Operations-Engineered Products Division". Interstate Industries provided approximately $14.0 million of additional sales in 1994. Communication wire sales volume decreased 19.1% from 1993 resulting from a 46.6% decline in export sales, due primarily to increased pricing pressures from foreign competitors, partially offset by an 8.8% improvement in domestic communication wire sales.

         Cost of goods sold increased 13.5% in 1994 compared with 1993 due primarily to increased copper and other material costs (essentially resins), higher sales volumes and inclusion of Interstate Industries, partially offset by a change in product mix. The Company's cost of goods sold as a percentage of net sales was 83.8% and 85.8% in 1994 and 1993, respectively. The cost of goods sold percentage in 1994 was favorable to 1993 due primarily to improved product pricing and lower manufacturing costs resulting from continued capital investments and higher manufacturing volumes.

         Selling and administrative expenses in 1994 were 12.8% higher than 1993 due primarily to increased sales commissions attributable to higher sales, inclusion of Interstate Industries and higher incentive compensation accruals related to improved 1994 operating results. These expenses were partially offset, however, by lower amortization charges in 1994 due to the expiration in February 1993 of a non-compete agreement with UTC. Amortization charges, in the amount of $1.1 million, were recorded in 1993 in connection with this non-compete agreement.

         Interest expense in 1994 was 2.7% below 1993 due primarily to lower deferred debt amortization charges and a reduction in weighted average debt outstanding, partially offset by an increase in the Company's average interest rate from 9.7% to 10.4%. Deferred debt amortization charges decreased from 1993 due primarily to the repayment in May 1993 of the term loans (the "Term Credit") under the credit agreement entered into in September 1992 (the "Credit Agreement") and the redemption in June 1993 of the 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures"), partially offset by the May 1993 issuance of the 10% Senior Notes due 2003 (the "Senior Notes"). The decrease in weighted average debt outstanding resulted primarily from reduced usage of the Company's revolving credit facility during 1994 compared to 1993. The increase in average interest rate reflected the higher rate of interest payable on the Senior Notes compared with the rate of interest on the Term Credit, which was repaid from the sale of the Senior Notes, partially offset by the rate of interest on the Debentures, which were also redeemed.

         Other expense consists primarily of write-offs related to fixed asset disposals occurring in the normal course of business.

         Income tax expense was 42.9% of pretax income in 1994 compared with 58.2% in 1993. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes. With respect to the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), the Company's 1993 tax balances were adjusted to reflect the new federal statutory tax rate of 35%. The adjustment increased income tax expense by approximately $2.3 million in 1993 or 10.0% of pretax income.

         The Company recorded net income of $30.2 million in 1994 as compared to net income of $6.0 million in 1993. The 1993 results include extraordinary charges of $3.4 million ($5.5 million before applicable tax benefits) associated with the repayment of the Term Credit and redemption of the Debentures.

    THE YEAR ENDED DECEMBER 31, 1993 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 1992

         Net sales for 1993 were $868.8 million or 4.5% lower than 1992. Record sales volume in 1993 exceeded the previous record-level volume of 1992 by approximately 5.1% but was more than offset by reduced product prices reflecting lower copper costs, the Company's principal raw material, and competitive pricing pressures. Copper costs are generally passed on to customers through product pricing. The average price for copper on the COMEX declined 17.0% from 1992. The Company believes the improved sales volume resulted from increased demand for wire products within the served markets and was attributable to an improving economy, especially as it affected the markets served by the Magnet Wire and Insulation and Engineered Products Divisions. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Business-Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

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

         Cost of goods sold decreased 4.4% in 1993 compared with 1992 due primarily to lower copper prices partially offset by higher sales volume and additional depreciation expense resulting from the application of purchase accounting in connection with the Acquisition and Merger and the concurrent adoption of FAS 109 (See Notes 1 and 7 of Notes to Consolidated Financial Statements). The Company's cost of goods sold as a percentage of net sales was 85.8% in each of 1993 and 1992. The cost of goods sold percentage in 1993 was adversely impacted by generally lower selling prices and additional depreciation expense resulting from the application of purchase accounting in connection with the Acquisition and Merger and the concurrent adoption of FAS 109 partially offset by lower manufacturing costs resulting from increased capacity utilization. Cost of goods sold in 1992 includes a charge of $2.6 million relating to planned plant consolidations, primarily costs to move equipment and personnel related expenses. Expenditures in 1993 related to this charge and amounts remaining to be spent are not material to the consolidated financial statements. Raw material costs in 1993, excluding copper, were generally unchanged from 1992.

         Selling and administrative expenses in 1993 were 7.9% lower than 1992 due primarily to the expiration of a non-compete agreement with UTC in the first quarter 1993 resulting in the elimination of the related amortization charge, a $2.1 million reduction in the Company's health insurance expense and a $1.5 million accrual in 1992 for the relocation of a business unit in 1993. In connection with the 1988 Acquisition, UTC agreed that until March 1, 1993, it would not engage in any business directly competing with any business carried on by the Company on February 29, 1988. The $34.0 million purchase price allocated to the covenant not to compete was amortized over five years on the straight line method. The reduction in health insurance expense was attributable to favorable experience in health related expenditures. Partially offsetting these expense reductions was a $4.0 million amortization charge recorded in 1993 for excess of cost over net assets acquired compared to a $1.0 million charge recorded in 1992 and a $2.5 million reduction in the Company's allowance for doubtful accounts recorded in 1992. In connection with the Acquisition and Merger and concurrent adoption of FAS 109, the Successor recognized $142.2 million of excess of cost over net assets acquired that is being amortized over 35 years on the straight line method. The Company's allowance for doubtful accounts was reduced on the basis of the collection of a substantial receivable which had been considered doubtful as well as management's assessment of collection risk in the primary markets served.

         Interest expense in 1993 was $25.2 million as compared to $22.6 million in 1992. The increase was principally caused by $19.0 million in additional weighted average debt outstanding and an increase in the Company's average interest rate incurred (from 8.9% to 9.7%). The additional debt outstanding was primarily attributable to Acquisition-related borrowings and the May 1993 issuance and sale by the Company of the Senior Notes. Average interest rates increased reflecting the higher interest rate on the Senior Notes compared with the rate of interest on the Term Credit which was repaid from the sale of the Senior Notes, partially offset by the redemption of all outstanding Debentures which were also repaid in connection with the issuance of the Senior Notes.

         In connection with the Acquisition and Merger, the Company incurred certain merger related expenses in the amount of $18.1 million consisting primarily of bonus and option payments to certain employees, and certain merger fees and expenses which were charged to operations of the Predecessor in 1992. These Acquisition and Merger expenses had the effect of reducing 1992 net income by $12.5 million (after applicable tax benefit of $5.6 million). See Note 1 of Notes to Consolidated Financial Statements.

         Income tax expense was $13.1 million, or 58.2% of pretax income in 1993 compared with $7.4 million, or 95.2%, of pretax income in 1992. The Company elected not to step up its tax bases in the assets acquired in either the Acquisition or the 1988 Acquisition. Accordingly, the Company's income tax bases in the assets acquired have not been changed from those prior to the 1988 Acquisition. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus causing the effective income tax rate of the Predecessor to be generally higher than the combined federal and state statutory rate. Because of the adoption of FAS 109 by the Successor, concurrent with the Acquisition, deferred income taxes have been provided for bases differences in all assets and liabilities other than excess of cost over net assets acquired. With respect to OBRA 1993, the Company's 1993 tax balances were adjusted to reflect the new federal statutory tax rate of 35%. The adjustment increased income tax expense by approximately $2.3 million for 1993 or 10.0% of pretax income. See Note 7 of Notes to Consolidated Financial Statements.

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

    LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         The Company had a ratio of debt (consisting of current and non-current portions of long-term debt) to stockholder's equity of approximately 0.6 to 1 at December 31, 1994 and 0.7 to 1 at December 31, 1993.

         In general, the Company requires liquidity for working capital, capital expenditures, cash interest expenses and taxes. Commencing in November, 1995 the Company may also need to provide Holdings with sufficient cash to enable Holdings to pay interest on any of its Senior Discount Debentures due 2004 (the "Holdings Debentures") which may then be outstanding. Of particular significance to the Company is its working capital requirements which increase whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the substantial availability of funds under its revolving credit facility, the Company expects that its usual sources of liquidity will be more than sufficient to enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes and payments to Holdings for 1995.

         Net cash provided by operating activities in 1994 was $37.1 million, compared to $60.7 million in 1993. The reduction was due primarily to increased cash requirements to fund higher receivable balances resulting from higher copper prices and increased sales volume in 1994, partially offset by improved net income.

         Capital expenditures of $30.1 million in 1994 were $3.9 million greater than in 1993. No single capital project expenditure in 1994 exceeded $4.0 million. The major projects in 1994 entailed increasing capacity and upgrading equipment. The Company expects to make capital expenditures in 1995 approximating 1994 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. At December 31, 1994, approximately $8.0 million was committed to outside vendors for capital expenditures. The Company's Credit Agreement as restated and amended in April 1993 (the "Restated Credit Agreement") imposes annual limits on the Company's capital expenditures and business acquisitions.

         During 1994, the Company also used its $175 million revolving credit facility (the "Revolving Credit") to satisfy liquidity needs. This facility is available to the Company under the Restated Credit Agreement. The amount available for borrowing under the Revolving Credit at any time is reduced by the amount of outstanding borrowings and letters of credit and may be further reduced depending upon the amount of the Company's "eligible assets" as defined. In addition, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued (the "Indenture"). The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. At December 31, 1994, the amount of Revolving Credit available to the Company was $175.0 million reduced by outstanding letters of credit of $12.1 million. During 1994, average borrowings under the Company's revolving credit facility were $2.3 million compared to $10.1 million in 1993.

         The Restated Credit Agreement and the Indenture contain provisions which may restrict the liquidity of the Company. These include restrictions on the incurrence of additional indebtedness and mandatory principal repayment requirements for all indebtedness that exceeds the Borrowing Base as defined in the Restated Credit Agreement or exceeds the Indenture debt limitation covenants. Through December 31, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement and the Indenture.

         CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

         The  Company  expects  that it  may  make  certain  cash payments  to
    Holdings or other affiliates from time to time to the extent cash is available and to the extent it is permitted to do so under the terms of the Restated Credit Agreement and the Indenture. Such payments may include (i) cash interest in an amount sufficient to enable Holdings to meet the first semi-annual cash interest payment on November 15, 1995 on any of the Holdings Debentures then outstanding; (ii) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (iii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iv) amounts to redeem outstanding Holdings Debentures or to repurchase them to the extent they may become available for repurchase in the open market at prices which Holdings and the Company find attractive and to the extent such redemptions or repurchases are permitted under the terms of the instruments governing Holdings and the Company's indebtedness; and (v) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through the Company, or employees). To the extent the Company makes any such payments, it will do so out of operating cash flow, borrowings under the Restated Credit Agreement or other sources of funds it may obtain in the future and only to the extent such payments are permitted under the terms of the Restated Credit Agreement and the Indenture. Except for mandatory cash interest payments related to the Holding Debentures, each of the foregoing payments is either completely discretionary on the part of the Company or may be waived by an affiliate of the Company.

         The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings, if issued. The Holdings Debentures were issued at an original issue discount. At December 31, 1994, the Holdings Debentures had a carrying value, net of repurchases, of $259.0 million. They will accrete to their full face value (an aggregate principal amount of $272.9 million, assuming no further repurchases by the Company or Holdings) on May 15, 1995. Commencing that date, the Holdings Debentures will accrue interest payable semiannually in cash beginning November 15, 1995 at the rate of 16.0% per annum. Holdings will have several alternatives with respect to the Holdings Debentures: it could pay cash interest on the Holdings

    Debentures (which would entail approximately $22 million in cash payments semiannually assuming no change in the aggregate principal amount of Holdings Debentures outstanding), or Holdings could redeem some or all of the Holdings Debentures. In either case, Holdings will have cash needs which are considerably greater than its present requirements.

         Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The Series A Preferred Stock may be redeemed at the option of Holdings after September 30, 1995 at a percentage of liquidation preference declining from 107.5% to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. For the year ended December 31, 1994, Holdings recorded dividends in kind of
    $6.0 million. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. Although dividends on the Series A Preferred Stock have historically been paid in additional shares of Series A Preferred Stock, Holdings can make no assurances that future dividends will not be paid in cash.

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

         In light of the fact that the Holdings Debentures will begin to pay cash interest for the first time during 1995, Holdings may give consideration to effecting a redemption of such securities. Holdings will also have the ability to effect a redemption of the Series A Preferred

    Stock on or after September 30, 1995. If Holdings were to seek redemption of either or both the Holdings Debentures and the Series A Preferred Stock, it could have several sources from which to obtain the necessary funds to effect such redemptions including funds from the Company's operations, borrowings under the Restated Credit Agreement, the sale of stock by either Holdings or the Company, the issuance of new debt securities by either Holdings or the Company or some combination of the foregoing. In any case, however, pursuit of each of the foregoing options will be subject to covenants and restrictions contained in the Restated Credit Agreement and the Indenture relating to debt incurrence, transactions between the Company and Holdings, the ability of the Company to pay dividends to Holdings or otherwise undertake payment of Holdings' obligations and the pledge of the Company's outstanding common stock to the lenders under the Restated Credit Agreement. There can be no assurance that Holdings will decide to redeem either the Holdings Debentures or the Series A Preferred Stock during 1995, or, if it seeks to do so, that it will be successful in its ability to finance any such redemption.

    GENERAL ECONOMIC CONDITIONS AND INFLATION

         The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to marked fluctuations in copper prices. In the short-term, pronounced changes in the price of copper tend to affect the Wire and Cable Division's gross profits because such changes affect raw material costs more quickly than those changes can be reflected in the pricing of the Wire and Cable Division's products. In the long-term, however, copper price changes have not had a material adverse effect on gross profits because cost changes generally have been passed through to customers over time. In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base and its strategy of attempting to match its copper purchases with its needs. During 1994, the Company experienced general improvement in most of its markets served coinciding with general economic conditions. The Company cannot predict either the continuation of current economic conditions or future results of its operations in light thereof.

         The Company believes that it is not particularly affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

    SUBSEQUENT EVENT

         Holdings presently intends to effect at least a partial redemption of the Holdings Debentures at par value plus accrued interest on or about May 15, 1995, when the Holdings Debentures accrete to their full face value. Holdings expects to finance this redemption through cash received from the Company by way of repayment of an intercompany account payable and a dividend. The Company expects to obtain the necessary funds for such cash payments from borrowings under a new credit agreement and a capital lease financing facility. To the extent a full redemption of the Holdings Debentures is effected, additional financing is expected to be obtained by the Company through an unsecured term loan.

         The Company and certain lenders have agreed in principle to a new credit agreement (the "New Credit Agreement") involving a senior secured revolving credit facility of up to $260 million (the "New Revolving Credit") subject to specified percentages of eligible assets. The New Credit Agreement is expected to replace the existing Credit Agreement and its $175 million revolving credit facility. The New Revolving Credit is expected to have a five year maturity with interest rates, commitment fees, collateral and covenants comparable to the existing Restated Credit Agreement. Additionally, the Company and one of the lending banks have agreed in principle to a capital lease facility (the "Capital Lease Facility"), which is expected to generate proceeds of approximately $25 million, before associated fees and expenses, from the sale and leaseback of certain of its fixed assets. The Company may have available for its use an unsecured term loan facility (the "Term Loan Facility") to refinance a portion of the Holdings Debentures. The applicable terms and conditions of the New Credit Agreement, the Capital Lease Facility and the Term Loan Facility have not yet been finalized.

         There can be no assurance that Holdings will complete the redemption and refinancing as described above.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

           Report of Independent Auditors   . . . . . . . . . . . . . .  F-1

           Consolidated Balance Sheets:
               Successor as of December 31, 1994 and 1993   . . . . . .  F-2

           Consolidated Statements of Operations:
               Successor for the years ended December 31, 1994
               and 1993, and the three month period ended
               December 31, 1992  . . . . . . . . . . . . . . . . . . .  F-3
               Predecessor for the nine month period ended
               September 30, 1992   . . . . . . . . . . . . . . . . . .  F-3

           Consolidated Statements of Cash Flows:
               Successor for the years ended December 31, 1994
               and 1993, and the three month period ended
               December 31, 1992  . . . . . . . . . . . . . . . . . . .  F-4
               Predecessor for the nine month period ended
               September 30, 1992   . . . . . . . . . . . . . . . . . .  F-4

           Notes to Consolidated Financial Statements   . . . . . . . .  F-5

                      INDEX TO FINANCIAL STATEMENT SCHEDULES

    II.    Valuation and Qualifying Accounts  . . . . . . . . . . . . .  S-1

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

                                     PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the Directors and Executive Officers of the Company:

    Name                 Age  Position
    ____                 ___  ________

    Stanley C. Craft     56   President and Chief Executive Officer; Director
                              (Chairman)
    Steven R. Abbott     47   President - Wire and Cable Division; Director
    Robert J. Faucher    50   President - Engineered Products Division;
                              Director
    Robert D. Lindsay    40   Director
    Charles W. McGregor  53   President - Magnet Wire and Insulation Division;
                              Director
    David A. Owen        49   Executive Vice President and Chief Financial
                              Officer; Director
    Thomas A. Twehues    62   Executive Vice President; Director
    Ward W. Woods        52   Director

         Messrs. Craft, Abbott and Twehues have been directors since 1988. Messrs. Lindsay and Woods became directors of the Company in 1992. Messrs. Owen and Faucher became directors in 1993, and Mr. McGregor was elected as a director in April 1994. Directors of the Company are elected annually to serve until the next annual meeting of stockholders of the Company or until their successors have been elected or appointed and qualified. Executive officers are appointed by, and serve at the discretion of, the Board of Directors of the Company.

         Mr. Craft is Chairman of the Board of Directors of the Company. He has served as President and Chief Executive Officer of the Company since March 1992 and as President since September 1991. Mr. Craft was Vice President - Finance, Treasurer and Chief Financial Officer of the Company from March 1988 to August 1991. He was Executive Vice President of the European operations of the Company from November 1986 to February 1988. Mr. Craft is also a Director of Holdings.

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

         Mr. Lindsay is the sole shareholder and president of a corporation which is a manager of a limited liability company that is the general partner of BHLP. Mr. Lindsay is the sole shareholder of a corporation that is the general partner of the partnership which is the general partner of BCP. He is also the sole shareholder of corporations which are the general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Lindsay was Managing Director of Bessemer Securities

    Corporation ("BSC"), the principal limited partner of BHLP and BCP, from January 1991 to June 1993. Prior to joining BSC, Mr. Lindsay was a Managing Director in the Merchant Banking Division of Morgan Stanley & Co., Incorporated. He is a Director of Stant Corporation and private companies. Mr. Lindsay is also a Director of Holdings.

         Mr. McGregor was appointed President of the Magnet Wire and Insulation Division in September 1993. He was Director of Manufacturing for the Division from 1987 to 1993. Mr. McGregor has been employed by the Company in various technical assignments since January 1970.

         Mr. Owen was appointed Executive Vice President and Chief Financial Officer of the Company in March 1994. He had been appointed Vice
    President Finance and Chief Financial Officer of the Company in March 1993, and Treasurer of the Company in April 1992. Prior to that time, Mr. Owen was Director, Treasury and Financial Services for the Company. Mr. Owen has been employed in various financial capacities by the Company since 1976.

         Mr. Twehues has been Executive Vice President since September 1993. He had been President of the Wire and Cable Division since 1981. Mr. Twehues started his career in sales with the Wire and Cable Division in 1960.

         Mr. Woods is the sole shareholder and president of a corporation which is the principal manager of a limited liability company that is the general partner of BHLP. Mr. Woods is the sole shareholder of a corporation that is the general partner of the partnership which is the general partner of BCP. He is also the sole shareholder of corporations which are the managing general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is President and Chief Executive Officer of BSC, the principal limited partner of BHLP and BCP. Mr. Woods joined BSC in 1989. For ten years prior to joining BSC, Mr. Woods was a senior partner of Lazard Freres & Co., an investment banking firm. He is chairman of Overhead Door Corporation and Stant Corporation. He is a director of Boise Cascade Corporation, Freeport-McMoran Inc. and several private companies. Mr. Woods is also Chairman of the Board of Directors of Holdings.

    ITEM 11.  EXECUTIVE COMPENSATION

    COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The directors of the Company receive no compensation for their service as directors except for reimbursement of expenses incidental to attendance at meetings of the Board of Directors.

         The following table sets forth the cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and four other most highly compensated executive officers of the Company for each of the three years ended December 31, 1994.

                            SUMMARY COMPENSATION TABLE


                                                                   Long Term
                                                    Annual        Compensation
                                                 Compensation        Awards
                                              -----------------   ------------

                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                    Options/      All Other
                                               Salary    Bonus        SARs      Compensation
          Name and Principal Position   Year    ($)       ($)       (#) (1)      ($) (2) (3)
          ---------------------------   ----  -------   -------   ------------  ------------

          Stanley C. Craft              1994   293,763   400,000    150,000           22,174
           President and                1993   278,754   130,000     40,000           12,534
           Chief Executive              1992   241,672    99,650     18,000        1,378,573
           Officer (CEO)

          Steven R. Abbott              1994   182,502   200,000    120,000            8,306
           President - Wire             1993   172,500    72,000     25,000            8,599
           and Cable Division           1992   151,120    49,275     15,000          908,158

          David A. Owen                 1994   145,257   165,000    100,000            6,894
           Executive Vice               1993   132,682    53,000     25,000            6,312
           President and Chief
           Financial Officer (CFO)

          Charles W. McGregor           1994   132,504   165,000    100,000            7,787
           President - Magnet Wire      1993   103,215    50,000     25,000            8,547
           and Insulation Division

          Robert J. Faucher             1994   149,379   145,000    100,000            8,568
           President - Engineered       1993   141,876    55,000     25,000            6,916
           Products Division            1992   126,942    40,575     35,000          665,143


    (1) All awards are for options to purchase the number of shares of common stock of Holdings indicated, provided, however, that the number of shares for which all options are exercisable and the exercise price therefor may be reduced by the Board of Directors of Holdings in accordance with a specified formula. (See "Security Ownership of Certain Beneficial Owners and Management.")

    (2) All Other Compensation in 1994 consists of Company contributions to the defined contribution and deferred compensation plans on behalf of the executive officer and imputed income on excess Company-paid life insurance premiums. The following table identifies and quantifies these amounts for the named executive officers:

                                    S.C. Craft  S.R. Abbott  D.A. Owen  C.W. McGregor R.J. Faucher
                                    ----------  -----------  ---------  ------------- ------------

    Company matching under the
      defined contribution and
      deferred compensation plans     $16,825      $7,209     $6,055         $6,482       $7,132

    Imputed income on excess
      life insurance premiums           5,349       1,097        839          1,305        1,436
                                     --------    --------   --------       --------     --------

         Total                        $22,174      $8,306     $6,894         $7,787       $8,568
                                     ========    ========   ========       ========      ========

    (3) All Other Compensation in 1992 includes principally divestiture and retention bonuses paid in connection with the Acquisition and Merger.

                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rates of Stock
                                                                              Price Appreciation
                               Individual Grants                              for Option Term (2)
    ------------------------------------------------------------------------ ---------------------
                          Number of
                          Securities    % of Total
                          Underlying   Options/SARs
                         Options/SARs   Granted to   Exercise or
                           Granted     Employees in  Base Price   Expiration
            Name           (#) (1)     Fiscal Year     ($/Sh)        Date      5% ($)    10% ($)
    ------------------- ------------- ------------- ------------  ---------- ---------- ----------
    Stanley C. Craft       150,000         17.3         2.86       1/01/05    269,567    683,135

    Steven R. Abbott       120,000         13.9         2.86       1/01/05    215,653    546,508

    David A. Owen          100,000         11.6         2.86       1/01/05    179,711    455,423

    Charles W. McGregor    100,000         11.6         2.86       1/01/05    179,711    455,423

    Robert J. Faucher      100,000         11.6         2.86       1/01/05    179,711    455,423


    (1) In January 1995 options to purchase 865,000 shares of Holdings common stock were granted in respect of performance for the year ended December 31, 1994. All such options become exercisable on January 1, 1998.

    (2) The potential realizable value assumes a per-share market price at the time of the grant to be approximately $2.86 with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years.

         The following table details the December 31, 1994 year end estimated value of each named executive officer's unexercised stock options. All unexercised options are to purchase the number of shares of common stock of Holdings indicated, provided, however, that the Board of Directors of Holdings may require that, in lieu of the exercise of any options, such options be surrendered without payment of the exercise price, in which case the number of shares issuable upon exercise of such options shall be reduced by the quotient of (i) the aggregate exercise price that would have been otherwise payable divided by (ii) the amount paid for each share of Holdings common stock in the Merger (approximately $2.86 per share). See "Security Ownership of Certain Beneficial Owners and Management."

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            YEAR-END OPTION/SAR VALUES

                                                               Number of
                                                              Securities
                                                              Underlying     Value of Unexercised
                                                              Unexercised        In-the-Money
                                                            Options/SARs at     Options/SARs at
                                                             Year-End (#)        Year-End ($)
                          Shares Acquired  Value Realized    Exercisable/        Exercisable/
            Name          on Exercise (#)        ($)         Unexercisable   Unexercisable (1)(2)
     -------------------  ---------------  --------------   ---------------   -------------------

     Stanley C. Craft            -                -            583,000(E)         1,078,464(E)
                                                               190,000(U)               -  (U)

     Steven R. Abbott            -                -            273,000(E)           503,367(E)
                                                               145,000(U)               -  (U)

     David A. Owen               -                -             52,000(E)            93,844(E)
                                                               125,000(U)               -  (U)

     Charles W. McGregor         -                -             45,500(E)            82,519(E)
                                                               125,000(U)               -  (U)

     Robert J. Faucher           -                -            145,000(E)           260,598(E)
                                                               125,000(U)               -  (U)

    (E)  Exercisable

    (U)  Unexercisable

    (1) The estimated value of unexercised in-the-money stock options held at the end of 1994 assumes a per-share fair market value of approximately $2.86 and per-share exercise prices of $1.00 and $1.25 as applicable.

    (2) The options to purchase Holdings common stock granted in 1995 and 1994 in respect of performance for the years ended December 31, 1994 and 1993, respectively, were issued with an exercise price of $2.86 per share.

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

         As of December 31, 1994, the years of credited service under the Pension Plan for each of the executive officers named in the Summary Compensation Table were as follows: Mr. Craft, twenty-five years and nine months; Mr. Abbott, twenty-five years and seven months; Mr. Owen, eighteen years and eight months; Mr. McGregor, twenty-four years and eleven months; and Mr. Faucher, twenty-two years and six months.

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

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Stanley C. Craft, Ward W. Woods and Robert Lindsay constitute the Compensation Committee of the Board of Directors of the Company. See footnote (2) under the caption "Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between Messrs. Lindsay and Woods and BHLP and the information set forth under the caption "Certain Relationships and Related Transactions" for a description of certain transactions between the Company and BCP or BHLP and between Holdings and BCP or BHLP.

         Mr. Lindsay is also a member of the Compensation Committee of the Holdings Board of Directors. The other members of such committee are Messrs. Joseph H. Gleberman and Gary B. Appel. Mr. Gleberman is a Partner of Goldman Sachs and Mr. Appel is a Managing Director of DLJ. The
    Holdings Compensation Committee fixes the compensation paid to the Company's executive officers, based in part on the recommendation of Mr. Craft. See the information set forth under the caption "Certain
    Relationships and Related Transactions" for a description of certain transactions between the Company and DLJ and Goldman Sachs and their respective affiliates. The Holdings Compensation Committee considers compensation of executive officers of the Company to the extent it is paid by or affects Holdings, as is the case when options to purchase Holdings stock are granted to executive officers of Holdings.

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

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Holdings as of February 28, 1995 by (i) each beneficial owner of more than 5% of the outstanding common stock of Holdings, (ii) each director of Holdings, (iii) all directors and officers of Holdings as a group, (iv) all directors and officers of the Company as a group, and (v) all directors, officers and management of the Company as a group.

                                           Number of Shares               Percentage Ownership
                                           of Common Stock                 of Common Stock(1)
                                -------------------------------------   -------------------------
                                   Sole         Shared                   Sole     Shared
                                  Voting        Voting                  Voting    Voting    Com-
         Name and Address         Power         Power       Combined     Power    Power     bined
         ----------------       ---------    -----------   ----------   ------    ------    -----
     Bessemer Holdings,         24,496,331   6,465,862(3)   30,962,193    69.7%  16.5%(3)   79.1%
      L.P.(2)
       630 Fifth Avenue
       New York, NY 10111

     GS Capital Partners,        6,615,448            -      6,615,448    17.7      -       17.7
      L.P.(4)
       85 Broad Street
       New York, NY 10004

     DLJ International           5,487,925            -      5,487,925    14.2      -       14.2
      Partners, C.V.(5)
       140 Broadway
       New York, NY 10005

     Stanley C. Craft(6)                 -      883,000        883,000       -    2.5        2.5
       1601 Wall Street
       Fort Wayne, IN 46802

     All directors and                   -   30,962,193     30,962,193       -   79.1       79.1
       officers of Holdings
       as a group
       (6 persons)(7)

     All directors and                   -   30,962,193     30,962,193       -   79.1       79.1
       officers of the
       Company as a group
       (8 persons)(8)

     All directors, officers             -   30,962,193     30,962,193       -   79.1       79.1
       and management of the
       Company as a group
       (43 persons)(9)


    (1) Percentages have been calculated assuming, in the case of each person or group listed, the exercise of all warrants and options owned (which are exercisable within sixty days following February 28, 1995) by each such person or group, respectively, but not the exercise of any warrants or options owned by any other person or group listed.

    (2) BHLP is a limited partnership the only activity of which is to make private structured investments. The primary limited partner of BHLP is Bessemer Securities Corporation ("BSC"), a corporation owned by trusts whose beneficiaries are descendants of Henry Phipps and charitable trusts established by such descendants. Each of Messrs. Ward W. Woods and Robert D. Lindsay, directors of Holdings, and Mr. Michael B. Rothfeld, is a sole shareholder of a corporation which is a manager of the limited liability company which is the sole general partner of BHLP. In addition, each of Messrs. Woods, Lindsay and
         Rothfeld are the sole shareholders of corporations which are the general partners of each of the partnerships affiliated with BHLP and BCP, respectively, to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is the President and Chief Executive Officer of BSC. Each of Messrs. Woods, Lindsay and Rothfeld disclaim beneficial ownership of the shares of common stock of Holdings owned or controlled by BHLP.

    (3) Consists of (a) all shares of common stock owned by officers, employees, former employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 2,489,762 shares), which shares are subject to a proxy held by BHLP which provides that BHLP may vote such shares on all matters presented to stockholders other than (i) the sale or merger of Holdings or the Company; (ii) any amendment to the certificate of incorporation of Holdings which would adversely affect the terms of the common stock and (iii) the election of directors in the event that BHLP does not include at least one member of management of the Company in its nominees for directors of Holdings and (b) all shares of common stock issuable upon exercise of options held by officers, employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 3,976,100 shares). Pursuant to the terms of the applicable options agreements, the aggregate number of shares issuable upon exercise of such options can be reduced. All shares issuable upon exercise of the foregoing options are subject to the proxy held by BHLP.

    (4) Held by GS Capital Partners, L.P. (an affiliate of Goldman, Sachs) and certain of its affiliates, and includes 2,241,103 shares issuable upon exercise of warrants.

    (5) Includes 3,425,635 shares issuable upon exercise of warrants held by affiliates and employees of DLJ.

    (6) Includes 583,000 shares issuable upon exercise of options held by Mr. Craft, which, pursuant to the applicable option agreement, may be reduced to 377,405 shares. All shares owned by Mr. Craft and all shares issuable to Mr. Craft upon exercise of options are subject to the proxy described in footnote (3) above. Mr. Craft is the only director of Holdings who is a record owner of common stock.

    (7) Consists of (a) the 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 550,637 shares of common stock owned by the officers of Holdings included in this group, (c) 738,750 shares issuable to the officers of Holdings included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 1,939,125 shares of common stock and 3,237,350 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of the Company and its subsidiaries, or their respective estates. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

    (8) Consists of (a) 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 1,000,360 shares of common stock owned by the other directors and officers of the Company included in this group, (c) 1,778,250 shares issuable to the other directors and officers of the Company included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 1,489,402 shares of common stock and 2,197,850 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of the Company and its subsidiaries, or their respective estates. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

    (9) Consists of (a) the 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b) and (c) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 2,489,762 shares of common stock owned by officers, employees, former employees and retirees of the Company and its subsidiaries, or their respective estates included in this group and (c) 3,976,100 shares issuable to officers, employees, former employees and retirees of the Company and its subsidiaries, or their respective estates included in this group upon exercise of options which, pursuant to the applicable options agreements, may be reduced. All shares described in (b) and (c) are subject to the proxy described in footnote (3) above.

         MANAGEMENT STOCKHOLDER AGREEMENTS

         The  members of  the  Company's management  who  are stockholders  of
    Holdings (each a "Management Stockholder") are parties to various agreements pertaining to their ownership of Holdings' common stock and options therefor. Set forth below is a summary of certain provisions of these agreements, each of which is filed as an exhibit to this Annual Report. Capitalized terms set forth below and not otherwise defined have the meanings assigned thereto in the relevant agreements.

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

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incurred advisory fees of approximately $1.0 million, $1.0 million and $0.2 million payable to affiliates of BHLP and BCP in 1994, 1993 and 1992, respectively. Pursuant to an advisory services agreement among Holdings, the Company and an affiliate of BHLP, the Company agreed to pay such affiliate an annual advisory fee of $1.0 million. The Company also incurred advisory fees of $0.2 million in 1992, payable to Morgan Stanley & Co., Incorporated, an affiliate of the former controlling shareholder of Holdings. In addition, the Company incurred management fees to Holdings of $1.9 million in 1992. No such fee was incurred in 1994 or 1993.

         In connection with the Acquisition, the Company paid to an affiliate of BCP a financial advisory fee of approximately $1.9 million and to
    Morgan Stanley & Co., Incorporated a financial services fee of approximately $3.6 million and Holdings paid to an affiliate of BCP an acquisition advisory fee of approximately $1.9 million. See footnote (2) under Item 12 above for a description of the relationship of Messrs. Woods and Lindsay, directors of the Company, with such BCP affiliate.

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

              2. Financial Statement Schedules

                 The financial statement schedule listed under Item 8 is filed as a part of this report.

              3. Exhibits

                 The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

       (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ESSEX GROUP, INC.
    Date                              (Registrant)

    March 29, 1995                  By    /s/ David A. Owen
    ______________                    _____________________________________
                                      David A. Owen
                                      Executive Vice President,
                                      Chief Financial Officer; Director
                                      (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date

    March 29, 1995                        /s/ Stanley C. Craft
    ______________                    _______________________________________
                                      Stanley C. Craft
                                      President and Chief Executive Officer;
                                      Director
                                      (Principal Executive Officer)

    March 29, 1995                        /s/ David A. Owen
    ______________                    _______________________________________
                                      David A. Owen
                                      Executive Vice President,
                                      Chief Financial Officer; Director
                                      (Principal Financial Officer)

    March 29, 1995                        /s/ Steven R. Abbott
    ______________                    _______________________________________
                                      Steven R. Abbott
                                      Director

    March 29, 1995                        /s/ Robert J. Faucher
    ______________                    _______________________________________
                                      Robert J. Faucher
                                      Director

    March 29, 1995                        /s/ Charles W. McGregor
    ______________                    _______________________________________
                                      Charles W. McGregor
                                      Director

    March 29, 1995                        /s/ Thomas A. Twehues
    ______________                    _______________________________________
                                      Thomas A. Twehues
                                      Director

    March 29, 1995                        /s/ Robert D. Lindsay
    ______________                    _______________________________________
                                      Robert D. Lindsay
                                      Director

    March 29, 1995                        /s/ Ward W. Woods, Jr.
    ______________                    _______________________________________
                                      Ward W. Woods, Jr.
                                      Director

    March 29, 1995                        /s/ James D. Rice
    ______________                    _______________________________________
                                      James D. Rice
                                      Senior Vice President,
                                      Corporate Controller
                                      (Principal Accounting Officer)

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

    Exhibit
     No.                           Description
    --------------------------------------------------------------------------

    10.02 Credit Agreement dated as of September 25, 1992, among B E Acquisition Corporation, BCP/Essex Holdings Inc., the registrant, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 4.6 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.03 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    21.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).

                          REPORT OF INDEPENDENT AUDITORS

    The Board of Directors and Stockholder
    Essex Group, Inc.

     We have audited the accompanying consolidated balance sheets of Essex Group, Inc. Successor as of December 31, 1994 and 1993 and the related consolidated statements of operations and cash flows of Essex Group, Inc. Successor for the years ended December 31, 1994 and 1993 and the three month period ended December 31, 1992, and the consolidated statements of operations and cash flows of Essex Group, Inc. Predecessor for the nine month period ended September 30, 1992. Our audits also included the financial statement schedule listed in the Index at Item 14
    (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex Group, Inc. Successor at December 31, 1994 and 1993 and the consolidated results of operations and cash flows of Essex Group, Inc. Successor for the years ended December 31, 1994 and 1993, and the three month period ended December 31, 1992, and of Essex Group, Inc. Predecessor for the nine month period ended September 30, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP



    Indianapolis, Indiana
    January 27, 1995, except for Note 14 as to which the date is March 21, 1995

                                ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1994           1993
    --------------------------------------------------------------------------------------

                              ASSETS

    Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . .      $16,894      $10,346
       Accounts receivable (net of allowance of
        $3,537 and $2,811 . . . . . . . . . . . . . . . . . .      144,595      116,733
       Inventories  . . . . . . . . . . . . . . . . . . . . .      145,706      139,357
       Other current assets . . . . . . . . . . . . . . . . .       20,496        9,738
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      327,691      276,174


    Property, plant and equipment, net  . . . . . . . . . . .      276,134      273,084
    Excess of cost over net assets acquired (net of
     accumulated amortization of $9,145 and $5,081) . . . . .      133,100      137,164
    Other intangible assets and deferred costs
     (net of accumulated amortization of $5,146
     and $2,986)  . . . . . . . . . . . . . . . . . . . . . .       11,563       13,921
    Other assets  . . . . . . . . . . . . . . . . . . . . . .        1,812        6,654
                                                                  --------     --------

                                                                  $750,300     $706,997
                                                                  ========     ========

                        See Notes to Consolidated Financial Statements






















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - continued




                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1994           1993
    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . .      $47,421      $45,535
       Accrued liabilities  . . . . . . . . . . . . . . . . .       45,821       42,863
       Deferred income taxes  . . . . . . . . . . . . . . . .       10,408       14,277
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       32,979       18,363
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      136,629      121,038

    Long-term debt  . . . . . . . . . . . . . . . . . . . . .      200,000      200,000
    Deferred income taxes . . . . . . . . . . . . . . . . . .       72,771       77,794
    Other long-term liabilities . . . . . . . . . . . . . . .        6,997        4,433

    Stockholders' equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .       31,119          948
                                                                  --------     --------

              Total stockholders' equity  . . . . . . . . . .      333,903      303,732
                                                                  --------     --------

                                                                  $750,300     $706,997
                                                                  ========     ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SUCCESSOR                 PREDECESSOR
                                          --------------------------------------   ------------
                                                                     Three Month    Nine Month
                                           Year Ended   Year Ended   Period Ended  Period Ended
                                          December 31, December 31,  December 31, September 30,
         In Thousands of Dollars              1994         1993          1992          1992
         --------------------------------------------------------------------------------------

         REVENUES:
           Net sales                    $1,010,075      $868,846      $209,354        $699,997
           Interest income                     246           265            88              73
           Other income                      1,553         1,724            87             921
                                         ---------      --------      --------        --------

                                         1,011,874       870,835       209,529         700,991
                                         ---------      --------      --------        --------

         COSTS AND EXPENSES:
           Cost of goods sold              846,611       745,875       186,026         594,122
           Selling and administrative       85,129        75,489        22,349          59,609
           Interest expense                 24,554        25,241         8,086          14,505
           Other expense (income)            2,709         1,801            30             (98)
           Merger related expenses               -             -             -          18,139
                                          --------      --------      --------        --------
                                           959,003       848,406       216,491         686,277
                                          --------      --------      --------        --------
         Income (loss) before income
          taxes and extraordinary charge    52,871        22,429        (6,962)         14,714

         Provision (benefit) for income
          taxes                             22,700        13,052        (1,900)          9,278
                                          --------      --------      --------        --------
         Income (loss) before
          extraordinary charge              30,171         9,377        (5,062)          5,436
         Extraordinary charge - debt
          retirement, net of income tax
          benefit                                -         3,367             -             122
                                          --------      --------      --------        --------

         Net income (loss)                 $30,171       $ 6,010      $ (5,062)       $  5,314
                                          ========      ========      ========        ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SUCCESSOR                 PREDECESSOR
                                           --------------------------------------  ------------
                                                                      Three Month   Nine Month
                                           Year Ended    Year Ended  Period Ended  Period Ended
                                          December 31,  December 31, December 31, September 30,
         In Thousands of Dollars              1994          1993         1992          1992
         --------------------------------------------------------------------------------------
         OPERATING ACTIVITIES
           Net income (loss)                 $30,171       $6,010     $(5,062)          $5,314
           Adjustments to reconcile net
            income (loss) to cash
            provided by operating
            activities:

             Depreciation and
              amortization                    31,420       29,879       8,743           16,913
             Non cash interest expense         2,630        4,968       3,251            1,460
             Non cash pension expense          2,328        2,124         591            2,852
             Provision (credit) for
              losses on accounts
              receivable                       1,332          850          75           (1,848)
             Provision (benefit) for
              deferred income taxes           (8,964)        (622)     (1,581)           1,267
             (Gain) loss on disposal of
              property, plant and
              equipment                        1,354          436         (44)            (389)
             Loss on repurchase of debt            -        5,519           -              200

             Changes in operating assets
              and liabilities:
              (Increase) decrease in
               accounts receivable           (27,160)      (5,314)     18,275          (24,426)
              Increase in inventories         (4,515)      (5,659)       (863)          (5,130)
              Increase (decrease) in
               accounts payable and
               accrued liabilities             4,575         (720)      1,750           10,901
              Net (increase) decrease in
               other assets and
               liabilities                   (10,725)       4,908      (2,347)          (2,589)
              Increase (decrease) in due
               to Holdings                    14,616       18,288     (12,017)          18,128
                                            --------     --------    --------         --------
               NET CASH PROVIDED BY
                OPERATING ACTIVITIES          37,062       60,667      10,771           22,653
                                            --------     --------    --------         --------

                              See Notes to Consolidated Financial Statements







                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         SUCCESSOR                 PREDECESSOR
                                          ---------------------------------------  ------------
                                                                      Three Month   Nine Month
                                           Year Ended    Year Ended  Period Ended  Period Ended
                                          December 31,  December 31, December 31, September 30,
         In Thousands of Dollars              1994          1993         1992          1992
         --------------------------------------------------------------------------------------
         INVESTING ACTIVITIES
           Additions to property, plant
            and equipment                    (30,109)     (26,167)      (14,705)       (16,475)
           Proceeds from disposal of
            property, plant and
            equipment                            227          352            45          2,179
           Investment in subsidiary and
            joint venture                       (236)      (4,970)            -         (1,220)
                                            --------     --------      --------       --------
               NET CASH USED FOR
                INVESTING ACTIVITIES         (30,118)     (30,785)      (14,660)       (15,516)
                                            --------     --------      --------       --------

         FINANCING ACTIVITIES
           Proceeds from senior notes              -      200,000             -             -
           Proceeds from term loan                 -            -       130,000             -
           Retire prior indebtedness               -            -       (94,000)            -
           Net increase (decrease) in
            revolving loan                         -      (11,000)       11,000         33,000
           Net payments of other
            long-term debt                      (396)    (120,500)       (9,500)       (34,540)
           Repurchase of 12 3/8% senior
            subordinated debentures                -      (89,983)      (11,692)        (2,291)
           Cash dividends paid                     -            -        (7,500)             -
           Debt issuance costs                     -       (7,086)      (17,232)          (653)
                                            --------     --------       --------       --------
               NET CASH PROVIDED BY
                (USED FOR) FINANCING
                ACTIVITIES                      (396)     (28,569)        1,076         (4,484)
                                            --------     --------      --------       --------
         NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                 6,548        1,313       (2,813)         2,653
         Cash and cash equivalents at
          beginning of period                 10,346        9,033       11,846          9,193
                                            --------     --------     --------       --------
         Cash and cash equivalents at
          end of period                      $16,894      $10,346       $9,033        $11,846
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

         On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Successor"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE include Bessemer Capital Partners, L.P. ("BCP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), Chemical Equity Associates, A California Limited Partnership and members of management and other employees of the Company. Pursuant to the Acquisition and Merger, (i) stockholders of Holdings, prior to the Acquisition and Merger, became entitled to receive approximately $2.86 for each outstanding share of common stock of Holdings held by them, (ii) holders of options to purchase Holdings common stock, other than those persons entering into an option continuation agreement, became entitled to receive the difference between approximately $2.86 per share and the per share exercise price of such options and (iii) the capital stock of BE was converted into capital stock of Holdings. The Acquisition and Merger resulted in a change in control of Holdings. Further, the Acquisition and Merger occurred at the Holdings level and, therefore, did not directly affect the Company's status as a wholly-owned subsidiary of Holdings. In December 1993, BCP transferred its ownership interest in Holdings to Bessemer Holdings, L.P. ("BHLP") an affiliate of BCP.

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
                                                                               --------
                                                                               $302,784
                                                                               ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

         The unaudited pro forma consolidated net loss for the twelve month period ended December 31, 1992 would have been $6,026 assuming the Acquisition and Merger had occurred on January 1, 1992 (no effect on revenues). The primary pro forma effects are revised depreciation and amortization charges, interest expense and income taxes.

    NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BUSINESS SEGMENT

         The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates in one industry segment. The Company develops, manufactures and markets electrical wire and cable and insulation products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for the construction industry; wire for automotive and appliance applications; voice and data communication wire and cable; and insulation products for the electrical industry. The Company's customers are principally located throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    CASH AND CASH EQUIVALENTS

         All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

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

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

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

    EXCESS OF COST OVER NET ASSETS ACQUIRED

         Excess of cost over net assets acquired represents the excess of Holdings contribution to capital, based on its purchase price over the fair value of net assets acquired in the Acquisition, and is being amortized by the straight-line method over 35 years.

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

    UNUSUAL ITEMS

         Included in Successor's cost of goods sold for the three month period ended December 31, 1992 is a charge of approximately $2,600 to reflect the estimated cost of plant consolidations, primarily costs to move equipment and personnel related expenses. Amounts spent in 1993 and 1994, and

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    amounts remaining to be spent at December 31, 1994 are not material to the consolidated financial statements. In the nine month period ended September 30, 1992, Predecessor recorded a charge of approximately $1,500 to selling and administrative expenses for the relocation of a business unit which was completed in 1993.

    NOTE 3   INVENTORIES

    The components of inventories are as follows:

                                                             December 31,
                                                   -------------------------------
                                                         1994            1993
                                                      ----------      ----------
    Finished goods  . . . . . . . . . . . . . .         $130,236       $97,332
    Raw materials and work in process . . . . .           54,560        27,927
                                                        --------      --------
                                                         184,796       125,259
    LIFO reserve  . . . . . . . . . . . . . . .          (39,090)       14,098
                                                        --------      --------

                                                        $145,706      $139,357
                                                        ========      ========


         Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $141,847 and $136,980 at December 31, 1994 and 1993, respectively.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 4   PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                            December 31,
                                                    ----------------------------
                                                         1994           1993
                                                      ----------     ----------
      Land  . . . . . . . . . . . . . . . . . . . .   $  9,319        $  9,255
      Buildings and improvements  . . . . . . . . .     87,113          82,664
      Machinery and equipment   . . . . . . . . . .    225,343         201,871
      Construction in process   . . . . . . . . . .     11,486           9,667
                                                      --------        --------

                                                       333,261         303,457
      Less: accumulated depreciation  . . . . . . .     57,127          30,373
                                                      --------        --------

                                                      $276,134        $273,084
                                                      ========        ========

    NOTE 5   ACCRUED LIABILITIES

    Accrued liabilities include the following:

                                                            December 31,
                                                    ----------------------------
                                                         1994           1993
                                                      ----------     ----------

      Salaries, wages and employee benefits   . . .     $15,418        $12,099
      Amounts due customers   . . . . . . . . . . .       5,352          4,328
      Other   . . . . . . . . . . . . . . . . . . .      25,051         26,436
                                                       --------       --------

                                                        $45,821        $42,863
                                                       ========       ========

    NOTE 6   LONG-TERM DEBT

    BANK FINANCING

         In connection with the Acquisition and Merger, the Company entered into a credit agreement dated September 25, 1992, among the Company,

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Holdings, the  lenders named  therein  and Chemical  Bank, as  agent  (the
    "Credit Agreement"). Under the Credit Agreement, the Company borrowed $130,000 in term loans (the "Term Credit") of which $94,000 was used to repay all indebtedness outstanding under the previous credit agreement and the balance was used to pay a portion of the consideration payable to Holdings' shareholders and option holders in the Merger and certain fees and expenses in connection with the Acquisition and Merger and for other general corporate purposes. In May 1993, the Company applied $111,000 of the proceeds from the sale of its 10% Senior Notes due 2003 (the "Senior Notes") to repay the outstanding balance under the Term Credit. See Senior Notes below. The Company recognized an extraordinary charge of $3,055, net of applicable tax benefit of $1,953, in the second quarter of 1993 representing the write-off of unamortized debt costs associated with the outstanding Term Credit.

         In May 1993, an amendment and restatement of the Credit Agreement (the "Restated Credit Agreement") became effective. The Restated Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($12,079 at December 31, 1994) (the "Revolving Credit"). Further, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued. The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. At December 31, 1994 and 1993, the Company's incremental borrowing rate under the Restated Credit Agreement, including applicable margins, approximated 9.0% and 7.3%, respectively.

         The Restated Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Restated Credit Agreement.

         The indebtedness under the Restated Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

    SENIOR NOTES

         At December 31, 1994 and 1993 $200,000 aggregate principal amount of its Senior Notes were outstanding which bear interest at 10% per annum payable semiannually and are due in May 2003. Net proceeds in May 1993 to the Company from the sale of the Senior Notes, after underwriting

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    discounts, commissions and other offering expenses, were $193,450. The Company applied $111,000 of such proceeds to the repayment of the Term Credit and in June 1993 applied the balance of such proceeds, together with new borrowings under the Revolving Credit, to redeem all of its outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures").

         The Senior Notes rank pari passu in right of payment with all other senior indebtedness of the Company. To the extent that any other senior indebtedness of the Company is secured by liens on the assets of the Company, the holders of such secured senior indebtedness will have a claim prior to any claim of the holders of the Senior Notes as to those assets.

         At the option of the Company, the Senior Notes may be redeemed, commencing in May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001, or at 109% for up to $67,000 with the proceeds from any public equity offering prior to June 30, 1996. Upon a Change in Control, as defined in the indenture covering the Senior Notes (the "Indenture"), each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a repurchase price equal to 101% of the principal amount thereof. The Indenture contains various covenants which include, among other things, limitations on debt, on the sale of assets, and on cash dividends paid. Through December 31, 1994, the Company fully complied with all of the financial ratios and covenants contained in the Indenture.

    DEBENTURES

         The Debentures were due in 2000 and bore interest at 12 3/8% per annum payable semiannually. However, the Restated Credit Agreement required the Debentures, which were callable at 106% commencing May 15, 1993, to be retired no later than June 30, 1993. Because of the mandatory retirement, the Debentures were valued by the Successor at the expected retirement cost, discounted at 11.5%. In June 1993, the Company redeemed all outstanding Debentures at 106% of their principal amount, resulting in a net loss of $312, net of applicable tax benefit of $199, which has been reported as an extraordinary charge.

         During 1992 the Company repurchased outstanding Debentures which had a carrying value of $13,843. The net loss resulting from this repurchase, which includes the write-off of a portion of unamortized debt costs, totalled $122, net of applicable income tax benefit of $78, for Predecessor, which has been reported as an extraordinary charge.

    OTHER

         The Company capitalized interest costs of $132, $1,599, $116 and $220 for Successor in 1994 and 1993 and Successor and Predecessor in 1992, respectively, with respect to qualifying assets.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

         Total interest  paid was $20,826,  $20,961, $7,344  and $10,076,  for
    Successor in 1994 and 1993 and Successor and Predecessor in 1992, respectively.

         There are no maturities of long-term debt within the next five years, although future amounts outstanding, if any, under the Restated Credit Agreement would be due in 1998.

    SUBSEQUENT EVENT

         See Note 14 -- Subsequent Event.

    NOTE 7   INCOME TAXES

         Effective October 1, 1992, concurrent with the new basis of accounting, the Successor adopted FAS 109. The Predecessor's statement of operations for the nine month period ended September 30, 1992 reflects the historical accounting method for income taxes and has not been restated to reflect FAS 109. Under FAS 109 assets and liabilities acquired, and the resulting charges or credits reflected in future statements of operations, are stated at the gross fair value at the date of acquisition, whereas under the previous historical method, assets and liabilities and the resulting charges or credits were recorded at amounts net of the related tax differences between fair value and the tax basis.

         Deferred income taxes at December 31, 1994 and 1993 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                    December 31,
                                              -------------------------
                                                 1994          1993
                                               --------      --------
    Deferred tax liabilities:
      Property, plant and equipment . . . .    $73,108        $75,923
      Inventory . . . . . . . . . . . . . .     28,236         27,935
      Other . . . . . . . . . . . . . . . .      4,201          4,274
                                              --------       --------

       Total deferred tax liabilities . . .    105,545        108,132
                                              --------       --------
    Deferred tax assets:
      Accrued liabilities . . . . . . . . .      7,671          8,793
      Alternative minimum tax ("AMT") credit
       carryforward . . . . . . . . . . . .      4,984              -
      Other . . . . . . . . . . . . . . . .      9,711          7,268
                                              --------       --------

        Total deferred tax assets . . . . .     22,366         16,061
                                              --------       --------

        Net deferred tax liabilities  . . .    $83,179        $92,071
                                              ========       ========


    The AMT credit carryforward is available to the Company indefinitely to reduce future years federal income taxes subject to certain limitations.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    The components of income tax expense (benefit) are:

                                              SUCCESSOR                 PREDECESSOR
                               --------------------------------------  ------------
                                                          Three Month   Nine Month
                                Year Ended   Year Ended   Period Ended Period Ended
                               December 31, December 31,  December 31, September 30,
                                   1994         1993         1992          1992
                               ----------------------------------------------------
    Current:
      Federal . . . . . . . .     $27,157     $10,978         $(431)       $6,868
      State . . . . . . . . .       4,507       2,696           112         1,143

    Deferred:
      Federal . . . . . . . .      (8,362)        127        (1,297)        1,109
      State . . . . . . . . .        (602)       (749)         (284)          158
                                 --------     -------      --------      --------

                                  $22,700     $13,052       $(1,900)       $9,278
                                 ========     =======      ========      ========

         In compliance with the Omnibus Budget Reconciliation Act of 1993, the Company's tax balances were adjusted in 1993 to reflect the increase in the federal statutory tax rate from 34% to 35%. The adjustment had the effect of increasing income tax expense by $2,250 for 1993.

         Total income taxes paid were $11,484, $1,131, $8,608 and $6,604 for Successor in 1994 and 1993 and Successor and Predecessor in 1992, respectively.

         The Predecessor's deferred tax provision is attributable to timing differences in the recognition of revenue and expense for tax and financial reporting purposes. Sources of these differences were primarily related to depreciation and accruals deductible in different periods for tax purposes.

               Principal differences between the effective income tax rate and the statutory federal income tax rate are:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                           SUCCESSOR                  PREDECESSOR
                                            ---------------------------------------  -------------
                                                                        Three Month   Nine Month
                                              Year Ended   Year Ended   Period Ended Period Ended
                                             December 31, December 31,  December 31, September 30,
                                                 1994         1993         1992          1992
                                            ------------- ------------  ------------ ------------
    Statutory federal income tax rate . . .      35.0%       35.0%        (34.0)%       34.0%
    State and local taxes, net of
     federal benefit  . . . . . . . . . . .       4.8         5.6          (1.6)         5.8
    Permanent differences from applying
     purchase accounting  . . . . . . . . .         -           -             -         12.2
    Amortization of excess of cost over net
     assets acquired  . . . . . . . . . . .       2.7         6.3           5.1            -
    Federal rate increase . . . . . . . . .         -        10.0             -            -
    Tax sharing agreement limitation  . . .         -           -             -          8.2
    Other, net  . . . . . . . . . . . . . .        .4         1.3           3.2          2.9
                                               ------      ------        ------       ------

    Effective income tax rate . . . . . . .      42.9%       58.2%        (27.3)%       63.1%
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

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 8  RETIREMENT BENEFITS

               The Company participates in two defined benefit retirement plans for substantially all salaried and hourly employees. The Company also sponsors a supplemental executive retirement plan, which provides retirement benefits based on the same formula as in effect under the salaried employees' plan, but which only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. Salaried plan retirement benefits are generally based on years of service and the employee's compensation during the last several years of employment. Hourly plan retirement benefits are based on hours worked and years of service with a fixed dollar benefit level. The Company's funding policy is based on an actuarially determined cost method allowable under Internal Revenue Service regulations, the projected unit credit method. Pension plan assets consist principally of fixed income and equity securities and cash and cash equivalents.

          The components of net periodic pension cost for the plans are as follows:

                                                           SUCCESSOR                  PREDECESSOR
                                            ---------------------------------------  -------------
                                                                        Three Month   Nine Month
                                             Year Ended   Year Ended   Period Ended  Period Ended
                                            December 31, December 31,  December 31,  September 30,
                                                1994         1993          1992          1992
                                            ------------ ------------  ------------- -------------
    Service cost benefits earned
     during the period  . . . . . . . . . .     $2,964     $2,611          $628        $2,282
    Interest costs on projected benefit
     obligation . . . . . . . . . . . . . .      3,643      3,521           799         2,479
    Actual return on plan assets  . . . . .      2,409     (6,078)         (841)       (1,544)
    Net amortization and deferral . . . . .     (6,458)     2,573             5          (365)
                                              --------   --------      --------      --------

    Net periodic pension cost . . . . . . .     $2,558     $2,627          $591        $2,852
                                              ========   ========      ========      ========



          The following table summarizes the funded status of these pension plans and the related amounts that are recognized in the consolidated balance sheets:

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

                                                                       December 31,
                                                            ----------------------------------
                                                                  1994             1993
                                                            ---------------- -----------------
    Actuarial present value of benefit obligation:
          Vested  . . . . . . . . . . . . . . . . . . . .        $29,469          $32,313
          Nonvested   . . . . . . . . . . . . . . . . . .          2,470            3,110
                                                                --------         --------

          Accumulated benefit obligation  . . . . . . . .         31,939           35,423
          Effect of projected future salary increases   .          9,566           15,409
                                                                --------         --------

          Projected benefit obligation  . . . . . . . . .         41,505           50,832
    Plan assets at fair value . . . . . . . . . . . . . .         42,436           45,137
                                                                --------         --------
    Fair value of plan assets in excess of
     (less than) projected benefit obligation . . . . . .            931           (5,695)
    Unrecognized net (gain) loss  . . . . . . . . . . . .         (7,703)             614
    Unrecognized prior service cost . . . . . . . . . . .           (353)               -
                                                                --------         --------

    Pension liability recognized in balance sheets  . . .        $(7,125)         $(5,081)
                                                                ========         ========


          Certain  actuarial   assumptions  were  revised  in  1994  and  1993
    resulting   in  a  decrease   of  $13,883  and  an   increase  of  $3,448,
    respectively, in the projected benefit obligation.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

          Following is a summary of significant actuarial assumptions used:

                                                    SUCCESSOR                  PREDECESSOR
                                     ---------------------------------------  -------------
                                                                 Three Month   Nine Month
                                      Year Ended   Year Ended   Period Ended  Period Ended
                                     December 31, December 31,  December 31,  September 30,
                                         1994         1993          1992          1992
                                     ------------ ------------  ------------- ------------
    Discount rates  . . . . . . . .      8.5%          7.0%         8.0%          7.1%
    Rates of increase in
     compensation levels  . . . . .      5.0%          5.0%         6.0%          7.0%
    Expected long-term rate of
     return on assets . . . . . . .      9.0%          9.0%         9.0%          7.1%


          In addition to the defined benefit retirement plans as detailed above, the Company also sponsors defined contribution savings plans which cover substantially all salaried employees of the Company and certain hourly employees, represented by collective bargaining agreements, who negotiate this benefit into their contract. The hourly plan was established in 1994. The purpose of these savings plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company's contributions to the defined contribution plans are based on employee contributions and totalled $1,088, $1,030, $276 and $733 for Successor in 1994 and 1993 and Successor and Predecessor in 1992, respectively.

          During 1994, the Company implemented an unfunded, nonqualified deferred compensation plan which permits certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $101 at December 31, 1994.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 9  STOCKHOLDERS' EQUITY

          The  following  is   an  analysis  of   changes  to  the   Company's
    stockholders' equity:

                                                                Common
                                                              Stock Plus
                                                              Additional                Total
                                                               Paid In    Retained  Stockholder's
                                                               Capital    Earnings      Equity
                                                              ---------- ---------- --------------
    PREDECESSOR
    -----------
    Balance at January 1, 1992  . . . . . . . . . . . . . .     $58,000    $62,354      $120,354
    Net income  . . . . . . . . . . . . . . . . . . . . . .           -      5,314         5,314
    Merger related expenses payable by Holdings . . . . . .      14,089          -        14,089
    Cash dividends paid to Holdings . . . . . . . . . . . .           -     (7,500)       (7,500)
                                                               --------   --------      --------

    Balance at September 30, 1992 . . . . . . . . . . . . .     $72,089    $60,168      $132,257
                                                               ========   ========      ========
    SUCCESSOR
    ---------
    Initial capitalization at October 1, 1992:
          Initial capitalization  . . . . . . . . . . . . .    $318,043   $      -      $318,043
          Reduction of equity to reflect proportionate
           historical cost basis for management's
           continuing common stock interest   . . . . . . .     (15,259)         -       (15,259)
                                                               --------   --------      --------

                                                                302,784          -       302,784

    Net loss  . . . . . . . . . . . . . . . . . . . . . . .           -     (5,062)       (5,062)
                                                               --------   --------      --------

    Balance at December 31, 1992  . . . . . . . . . . . . .     302,784     (5,062)      297,722
    Net income  . . . . . . . . . . . . . . . . . . . . . .           -      6,010         6,010
                                                               --------   --------      --------

    Balance at December 31, 1993  . . . . . . . . . . . . .     302,784        948       303,732
    Net income  . . . . . . . . . . . . . . . . . . . . . .           -     30,171        30,171
                                                               --------   --------      --------

    Balance at December 31, 1994  . . . . . . . . . . . . .    $302,784    $31,119      $333,903
                                                               ========   ========      ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 10  RELATED PARTY TRANSACTIONS

          Advisory services fees of $1,000, $1,000 and $229 were paid to affiliates of BHLP and BCP for 1994, 1993 and the three month period ended December 31, 1992, respectively, and to MSLEF II in the amount of $210 during the nine month period ended September 30, 1992. It is expected that financial advisory fees to an affiliate of BHLP will continue to be paid for such services in the future. Also, in connection with the Acquisition and Merger, an affiliate of BCP received financial advisory fees of $1,900 associated with the financing plus certain out of pocket expenses. DLJ and Goldman Sachs acted as underwriters in the Senior Notes offering, and in such capacity received aggregate underwriting discounts and commissions of $5,300. In addition, during the nine month period ended September 30, 1992, management fees to Holdings of $1,875 were incurred.

          In May 1989, Holdings issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its senior discount debentures due 2004 (the "Holdings Debentures"), the proceeds of which were used to pay a dividend to Holdings shareholders, cash bonuses to certain members of its management, and related expenses. During 1992, the Company paid cash dividends of $7,500 which were used to finance a portion of the
    Acquisition. As of December 31, 1994, Holdings had a liability of $258,960 related to the Holdings Debentures. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued. Cash payment of interest at 16% is required to be made by Holdings semiannually commencing November 15, 1995.

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

    NOTE 11  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

         The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains in the impacted contracts.

                                ESSEX GROUP, INC.

    In Thousands of Dollars, Except Per Copper Data
    -----------------------------------------------

    FOREIGN EXCHANGE RISK MANAGEMENT

         The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 1994, the Company had Deutschemark forward exchange sales and purchase contracts of $5,360 and $1,260, respectively. The fair value of such contracts approximated contract amount. Foreign currency gains or losses resulting from the Company' operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

         Copper is the Company's principal raw material and, as a metal commodity, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. At December 31, 1994, the Company had outstanding futures contracts to hedge 2.8 million pounds of copper (approximately $2,400 contract amount; $3,700 fair value amount) for sale in 1995. Deferred and unrealized gains on these futures contracts are included within other assets and will be recognized in earnings in the period in which the hedged copper is sold or at the point in time when a sale is no longer expected to occur.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, exclusive of certain foreign currency exchange and futures contracts as discussed above, generally consist of cash and cash equivalents and the Company's long-term debt. The carrying amounts of the Company's financial instruments approximate fair value at December 31, 1994, except for the Senior Notes which exceed fair value by approximately $12,000.

    NOTE 12  CONTINGENT LIABILITIES AND COMMITMENTS

         There are various claims and pending legal proceedings against the Company including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 Acquisition, UTC agreed to indemnify the Company against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, the Company is fully indemnified with respect to

                                ESSEX GROUP, INC.

    In Thousands of Dollars, Except Per Copper Data
    -----------------------------------------------

    conditions, events or circumstances known to UTC prior to February 29, 1988. Further, the Company believes it is indemnified, subject to a $4,000 "basket" for losses related to any environmental events, conditions or circumstances identified prior to February 28, 1993, to the extent such losses were not caused by activities of the Company after February 29, 1988. After consultation with counsel, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect the consolidated financial position or results of operations.

         At December 31, 1994, the Company had purchase commitments of 448.8 million pounds of copper. This is not expected to be either a quantity in excess of needs or at prices in excess of amounts that can be recovered upon sale of the related copper products. The commitments are to be priced based on the New York Commodity Exchange, Inc. ("COMEX") price in the contractual month of shipment except for 37.8 million pounds of copper that have been priced at fixed amounts through forward purchase contracts covered by customer sales agreements at copper prices at least equal to the Company's copper commitment.

         At December 31, 1994, the Company had committed $7,959 to outside vendors for certain capital projects.

         The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $6,912, $6,224, $1,949 and $4,138 under such arrangements for 1994 and 1993, the three month period ended December 31, 1992 and the nine month period ended September 30, 1992, respectively. Rental commitments at December 31, 1994 under long-term noncancellable operating leases were as follows:

                             Real Estate       Equipment           Total
                             -----------       ---------           -----

    1995                       $2,427           $2,316             $4,743
    1996                        1,838            2,186              4,024
    1997                        1,401            1,225              2,626
    1998                        1,232            1,015              2,247
    1999                        1,037              860              1,897
    After 1999                 12,665                -             12,665
                              -------           ------            -------
                              $20,600           $7,602            $28,202
                              =======           ======            =======

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 13  QUARTERLY FINANCIAL DATA (UNAUDITED)


    1994                                    1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
    -----------------------------------  ------------ ------------ ------------ ------------
    Net sales . . . . . . . . . . . . .     $231,832    $246,558     $265,897     $265,788
    Gross margin  . . . . . . . . . . .       40,184      38,680       42,375       42,225

    Net income  . . . . . . . . . . . .       $7,783      $7,145       $7,998       $7,245



    1993                                    1st Qtr      2nd Qtr      3rd Qtr       4th Qtr
    -----------------------------------  ------------ ------------  ------------ ------------
    Net sales . . . . . . . . . . . . .      $204,309    $230,465     $220,249     $213,823
    Gross margin  . . . . . . . . . . .        29,543      30,067       27,547       35,814
    Income (loss) before
      extraordinary charge (b)  . . . .         1,536       2,583         (988)       6,246

    Net income (loss) (a)(b)  . . . . .        $1,536       $(784)       $(988)      $6,246


    (a) In the second quarter 1993, the Company recognized an extraordinary charge of $3,055 net of applicable income tax benefit of $1,953, representing the write-off of unamortized debt costs associated with retirement of the outstanding Term Credit. During 1993 the Company repurchased outstanding Debentures resulting in extraordinary charges of $312 net of applicable income tax benefits of $199 (See
         Note 6).

    NOTE 14  SUBSEQUENT EVENT

         Holdings presently intends to effect at least a partial redemption of the Holdings Debentures at par value plus accrued interest on or about May 15, 1995, when the Holdings Debentures accrete to their full face value. Holdings expects to finance this redemption through cash received from the Company by way of repayment of an intercompany account payable and a dividend. The Company expects to obtain the necessary funds for such cash payments from borrowings under a new credit agreement and a capital lease financing facility. To the extent a full redemption of the Holdings

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Debentures is effected, additional financing is expected to be obtained by the Company through an unsecured term loan.

         The Company and certain lenders have agreed in principle to a new credit agreement (the "New Credit Agreement") involving a senior secured revolving credit facility of up to $260,000 (the "New Revolving Credit") subject to specified percentages of eligible assets. The New Credit Agreement is expected to replace the existing Restated Credit Agreement and its $175,000 revolving credit facility. The New Revolving Credit is expected to have a five year maturity with interest rates, commitment fees, collateral and covenants comparable to the existing Restated Credit Agreement. Additionally, the Company and one of the lending banks have agreed in principle to a capital lease facility (the "Capital Lease Facility"), which is expected to generate proceeds of approximately $25,000, before associated fees and expenses, from the sale and leaseback of certain of its fixed assets. The Company may have available for its use an unsecured term loan facility (the "Term Loan Facility") to refinance a portion of the Holdings Debentures. The applicable terms and conditions of the New Credit Agreement, the Capital Lease Facility and the Term Loan Facility have not yet been finalized.

         There can be no assurance that Holdings will complete the redemption and refinancing as described above.

                                                                   SCHEDULE II

                                ESSEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                SUCCESSOR                      PREDECESSOR
                            ------------------------------------------------ ---------------
                                                              Three Month      Nine Month
                               Year Ended     Year Ended      Period Ended    Period Ended
                              December 31,   December 31,     December 31,    September 30,
    In Thousands of Dollars       1994           1993            1992             1992
    -----------------------  --------------------------------------------------------------
    Allowance for doubtful
    accounts:

    Balance at
    beginning of period          $2,811           $2,455           $2,462        $4,912
    Provision                     1,332              850               75        (1,848)
    Write-offs                     (900)            (765)            (177)         (763)
    Recoveries                      294              271               95           161
                               --------         --------         --------      --------
    Balance at end of
    period                       $3,537           $2,811           $2,455        $2,462
                               ========         ========         ========      ========

                                  EXHIBIT INDEX

                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number        Description of Document                   Numbering System
    --------------------------------------------------------------------------

    2.01 Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    2.02 Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    3.01 Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-20825).
    3.02 By-Laws of the registrant, as amended. (Incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
    4.01 Indenture under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488).
    9.01 Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited Partnership, incorporated by reference to Exhibit 28.1 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.02 Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the registrant and its subsidiaries, incorporated by reference to Exhibit 28.3 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.03 Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the registrant and its subsidiaries, incorporated by reference to
            Exhibit 28.4 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.01 Amendment and Restatement of Credit Agreement dated May 7, 1993, incorporated by reference to Exhibit 28.7 to the Company's Registration Statement on Pre-Effective Amendment No. 3 to Form S-2 (Commission File No. 33-59488).


                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number        Description of Document                   Numbering System
    --------------------------------------------------------------------------

    10.02 Credit Agreement dated as of September 25, 1992, among B E Acquisition Corporation, BCP/Essex Holdings Inc., the registrant, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 4.6 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.03 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current
            Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    21.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).


                                                                 EXHIBIT 12.01

                                ESSEX GROUP, INC.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                                                   SUCCESSOR
                                                  ---------------------------------------------
                                                                                   Three Month
                                                    Year Ended      Year Ended    Period Ended
                                                   December 31,    December 31,   December 31,
    In Thousands of Dollars, Except Ratio Data         1994            1993           1992

    -------------------------------------------------------------------------------------------
    Income (loss) before
     taxes and extraordinary
     charge                                           $52,871           $22,429        $(6,962)

    Add:
     Interest Expense                                  24,554            25,241          8,086

     Portion of rents
      representative of
      interest factor                                   2,302             2,073            650

     Current period
      amortization of
      interest capitalized
      in prior periods                                     95                 8              -
                                                      -------           -------        -------

    Income as adjusted                                $79,822           $49,751         $1,774
                                                      =======           =======        =======
    Fixed charges:
      Interest incurred:
       Amount expensed                                $24,554           $25,241         $8,086
       Amount capitalized                                 132             1,599            116
      Portion of rents
       representative of
       interest factor                                  2,302             2,073            650
                                                      -------           -------        -------

    Total fixed charges                               $26,988           $28,913         $8,852
                                                      =======           =======        =======
    Ratio of earnings to
     fixed charges (a)                                    3.0               1.7              -
                                                          ===               ===            ===

    (a) Earnings of the Successor were insufficient to cover fixed charges by the amount of $7,078 for the three month period ended December 31, 1992.


                                                                 EXHIBIT 12.01

                                ESSEX GROUP, INC.

          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES - Continued

                                                                  PREDECESSOR
                                               ------------------------------------------------
                                                    Nine Month
                                                   Period Ended      Year Ended    Year Ended
                                                   September 30,    December 31,  December 31,
    In Thousands of Dollars, Except Ratio Data         1992             1991          1990
    -------------------------------------------------------------------------------------------

    Income (loss) before
     taxes and extraordinary
     charge                                             $14,714        $27,741         $43,208

    Add:
     Interest Expense                                    14,505          24,969         31,893

     Portion of rents
      representative of
      interest factor                                     1,379           1,876          1,856

     Current period
      amortization of
      interest capitalized
      in prior periods                                       48              63             56
                                                        -------         -------        -------

    Income as adjusted                                  $30,646         $54,649        $77,013
                                                        =======         =======        =======
    Fixed charges:
      Interest incurred:
       Amount expensed                                  $14,505         $24,969        $31,893
       Amount capitalized                                   220               -            107
      Portion of rents
       representative of
       interest factor                                    1,379           1,876          1,856
                                                        -------         -------        -------

    Total fixed charges                                 $16,104         $26,845        $33,856
                                                        =======         =======        =======
    Ratio of earnings to
     fixed charges (a)                                      1.9             2.0            2.3
                                                            ===             ===            ===
    /TABLE

                                                                 EXHIBIT 21.01


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

    Essex Group Mexico S.A. de C.V. . . . . . . . . . . .  Mexico