Form 10-Q
period 1995-03-31
ESSEX GROUP INC
filed 1995-05-12
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1995
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                  As of March 31, 1995
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1995






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

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   1995           1994
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  7,540     $ 16,894
       Accounts receivable (net of allowance of
        $3,578 and $3,537 . . . . . . . . . . . . . . . . . .      152,755      144,595
       Inventories  . . . . . . . . . . . . . . . . . . . . .      165,939      145,706
       Other current assets . . . . . . . . . . . . . . . . .       11,838       20,496
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      338,072      327,691


       Property, plant and equipment, (net of accumulated
        depreciation of $63,838 and $57,127)  . . . . . . . .      272,411      276,134
       Excess of cost over net assets acquired (net of
        accumulated amortization of $10,161 and $9,145) . . .      132,084      133,100
       Other intangible assets and deferred costs (net of
         accumulated amortization of $5,780 and $5,146) . . .       10,929       11,563
       Other assets . . . . . . . . . . . . . . . . . . . . .        1,799        1,812
                                                                  --------     --------

                                                                  $755,295     $750,300
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 March 31,    December 31,
                                                                   1995           1994
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . .     $ 39,970     $ 47,421
       Accrued liabilities  . . . . . . . . . . . . . . . . .       46,244       45,821
       Deferred income taxes  . . . . . . . . . . . . . . . .       11,356       10,408
       Due to Holdings  . . . . . . . . . . . . . . . . . . .       33,718       32,979
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      131,288      136,629

       Long-term debt . . . . . . . . . . . . . . . . . . . .      200,000      200,000
       Deferred income taxes  . . . . . . . . . . . . . . . .       71,965       72,771
       Other long-term liabilities  . . . . . . . . . . . . .        8,955        6,997


    Stockholders' equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      302,784      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .       40,303       31,119
                                                                  --------     --------

              Total stockholders' equity  . . . . . . . . . .      343,087      333,903
                                                                  --------     --------

                                                                  $755,295     $750,300
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Month Period
                                                         Ended March 31,
                                                   --------------------------
       In Thousands of Dollars                         1995          1994
       ----------------------------------------------------------------------
       REVENUES:
         Net sales . . . . . . . . . . . . . . . .     $289,649      $231,832
         Interest income   . . . . . . . . . . . .          206            36
         Other income  . . . . . . . . . . . . . .          859           129
                                                       --------      --------

                                                        290,714       231,997
                                                       --------      --------

       COSTS AND EXPENSES:
         Cost of goods sold  . . . . . . . . . . .      247,223       191,648
         Selling and administrative  . . . . . . .       21,724        20,231
         Interest expense  . . . . . . . . . . . .        5,756         6,000
         Other expense . . . . . . . . . . . . . .          127           335
                                                       --------      --------
                                                        274,830       218,214
                                                       --------      --------

       Income before income taxes  . . . . . . . .       15,884        13,783
       Provision for income taxes  . . . . . . . .        6,700         6,000
                                                       --------      --------

       Net income  . . . . . . . . . . . . . . . .     $  9,184      $  7,783
                                                       ========      ========

                  See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .      $9,184        $7,783
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .       8,168         7,589
      Non cash interest expense . . . . . . . . . . . . .         581           668
      Non cash pension expense  . . . . . . . . . . . . .         642           632
      Provision for losses on accounts receivable . . . .         138           224
      Provision (benefit) for deferred income taxes . . .         142          (808)
      (Gain) loss on disposal of property, plant
        and equipment   . . . . . . . . . . . . . . . . .         (53)          212
      Changes in assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .      (8,298)      (15,616)
       Increase in inventories  . . . . . . . . . . . . .     (20,233)      (11,100)
       Increase (decrease) in accounts payable and
         accrued liabilities  . . . . . . . . . . . . . .      (7,092)        3,868
       Net decrease in other assets and liabilities . . .       9,147         1,295
       Increase in due to Holdings  . . . . . . . . . . .         740         6,223
                                                             --------      --------

       NET CASH PROVIDED BY (USED FOR)                         (6,934)          970
         OPERATING ACTIVITIES . . . . . . . . . . . . . .    --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (4,205)       (6,223)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         881           104
     Investment in subsidiary and other . . . . . . . . .        (159)         (367)
     Issuance of equity interest in a subsidiary  . . . .       1,063             -
                                                             --------     ---------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .      (2,420)       (6,486)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements












                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Net increase in revolving loan . . . . . . . . . . .           -         2,300
     Net payments of other long-term debt . . . . . . . .           -          (396)
                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .           -         1,904
                                                             --------      --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (9,354)       (3,612)

    Cash and cash equivalents at beginning of period  . .      16,894        10,346
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .      $7,540        $6,734
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1995, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1995 and 1994, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

    NOTE 2  INVENTORIES

    The components of inventories are as follows:


                                                 March 31,      December 31,
                                                    1995            1994
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $141,171          $130,236
    Raw materials and work in process . . . .      65,662            54,560
                                                 --------          --------
                                                  206,833           184,796
    LIFO reserve  . . . . . . . . . . . . . .     (40,894)          (39,090)
                                                 --------          --------
                                                 $165,939          $145,706
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $160,415 and $141,847 at March 31, 1995 and December 31, 1994, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                 March 31,      December 31,
                                                   1995             1994
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000

     There are no maturities of long-term debt within the next five years.

    Bank Financing

     In 1993, an amendment and restatement of the credit agreement dated September 25, 1992 (the "Credit Agreement") became effective. The Credit Agreement provides for $175,000 in revolving credit, subject to specified percentages of eligible assets, reduced by outstanding letters of credit ($13,886 at March 31, 1995) (the "Revolving Credit"). Further, the amount of Revolving Credit available to the Company is also subject to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued. The Revolving Credit expires in 1998. Revolving Credit loans bear interest at floating rates at bank prime rate plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 0.75% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are 0.5% of the average daily unused portion of the available credit. The indebtedness under the Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

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

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    NOTE 4  HOLDINGS SENIOR DISCOUNT DEBENTURES AND SERIES A PREFERRED STOCK

     In May 1989, Holdings (then known as MS/Essex Holdings Inc.) issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Senior Discount Debentures due 2004 (the "Holdings Debentures"). As of March 31, 1995 the Holdings Debentures had a carrying value of
    $268,222. They will accrete to their full face value (an aggregate principal amount of $272,850) on May 15, 1995. The Holdings Debentures are unsecured debt of Holdings and are effectively subordinated to all outstanding indebtedness of the Company, including the Senior Notes, and will be effectively subordinated to other indebtedness incurred by direct and indirect subsidiaries of Holdings if issued.

     At March 31, 1995, Holdings had outstanding 1,821,128 shares of Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $42,975 at March 31, 1995. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Under the terms of the Series A Preferred Stock, at the option of Holdings, dividends may be paid in additional shares of Series A Preferred Stock in lieu of cash through September 1998. The Restated Credit Agreement permits Holdings to pay dividends in cash on the Series A Preferred Stock subject to certain limitations. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004. Holdings may not redeem the Series A Preferred Stock until September 30, 1995. Thereafter, the Series A Preferred Stock may be redeemed at the option of Holdings at a percentage of liquidation preference declining from 107.5% from and after September 30, 1995 to 100% beginning September 30, 1998.

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

    NOTE 5  SUBSEQUENT EVENT

     In April, 1995, Holdings announced it would redeem all of its outstanding Holdings Debentures on May 15, 1995 at their accreted principal amount, which as of such date will be $272,850. In connection with the redemption of the Holdings Debentures, the Company entered into three new facilities in April, 1995: (i) a $260,000 Credit Agreement, (the "New Credit Agreement"); (ii) a $60,000 Senior Unsecured Note Agreement, (the "Senior Unsecured Note Agreement"); and (iii) a $25,000 Agreement and Lease, (the

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    "Sale and Leaseback Agreement" and, together with the New Credit Agreement and the Senior Unsecured Note Agreement, the "New Facilities").

     The New Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets. In addition, the Company's ability to borrow under the New Credit Agreement will be restricted by the financial covenants contained therein as well as those contained in the Senior Unsecured Note Agreement and to certain debt limitation covenants contained in the indenture under which the Senior Notes were issued. The New Credit Agreement also provides a $25,000 letter of credit subfacility.

     The New Credit Agreement and Senior Unsecured Note Agreement have five-year terms expiring in April, 2000. The Sale and Leaseback Agreement provides for the sale and leaseback of certain of the Company's fixed assets and has a seven-year term expiring in April, 2002. Borrowings under the New Facilities bear floating rates of interest at bank prime or a reserve adjusted Eurodollar rate (LIBOR) plus an applicable margin. The remaining terms and conditions of these debt facilities are generally comparable to the previous Credit Agreement.

     On May 12, 1995 the Company expects to borrow the full amounts available under the Senior Unsecured Note Agreement and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the New Credit Agreement will be paid to Holdings in the form of a cash dividend and repayment of a portion of an intercompany liability totalling $272,850. Holdings expects to apply such funds to redeem all of the outstanding Holdings Debentures at 100% of their principal amount ($272,850) on May 15, 1995. The Company will recognize an extraordinary charge of approximately $2,900 ($4,800 before applicable tax benefit) in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of the Credit Agreement.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company") is engaged in one principal line of business, the production of electrical wire and cable. It classifies its operations into three major divisions based on the markets served: Wire and Cable Division ("WCD"), Magnet Wire and Insulation Division ("MWI") and Engineered Products Division ("EPD"). In 1994, the former Telecommunication Products Division ("TPD") was merged with and into EPD. The electrical wire products manufactured and sold by TPD were incorporated within a new Communications business unit of EPD to facilitate the realignment of its telecommunication wire manufacturing capacity from primarily outside-plant telecommunication cables to a broader mix of voice and data communication wire products.

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

    Results of Operations

    Three Month Period Ended March 31, 1995

     Net sales for the first quarter 1995 were $289.6 million or 24.9% higher than the comparable period in 1994, primarily resulting from higher copper prices. Copper is the Company s principal raw material. During the first quarter 1995 the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 58.5% higher than the comparable period in 1994. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the first quarter 1995. The Company experienced a nominal sales volume improvement in the first quarter 1995, which was primarily attributable to increased demand for the Company s magnet wire and automotive wire, offset by a reduction in building wire and communications wire sales volume. MWI recorded significant sales volume improvements in its automotive, motors and distribution products, while EPD also experienced increased demand for its automotive wire products. EPD s communications wire sales for the first quarter 1995 increased over the comparable period in 1994 due to improved product pricing partially offset by a decline in sales volume, primarily export sales. The increase in sales reported by WCD during the first quarter 1995 was attributable to a significant increase in copper prices partially offset by a decline in sales volume and other pricing conditions. Building wire market prices have recently experienced increased competitive pressures resulting from a reduction in market demand coupled with excess manufacturers' inventories.

     Cost of goods sold for the first quarter 1995 was 29.0% higher than the same period in 1994 due primarily to increased copper and other material costs. The Company s cost of goods sold as a percentage of net sales was 85.4% and 82.7% in the first quarter 1995 and 1994, respectively. The cost of goods sold percentage increase resulted primarily from the impact of higher copper and other material costs as well as competitive pricing conditions within the building wire market. These increases were partially offset by lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

     Selling  and administrative expenses for the first quarter 1995 were 7.4%
    above  the  comparable  1994  period,   due  primarily  to  higher   sales
    commissions related to increased sales.

     Interest  expense   in  the   first  quarter   1995  was   $5.8  million,
    approximating interest expense in the same period in 1994.

     Income tax expense was 42.2% of pretax income in the first quarter 1995 compared with 43.5% for the same period in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

     The Company had a ratio of debt to stockholder's  equity of approximately
    0.6 to 1 at March 31, 1995 and 0.6 to 1 at December 31, 1994.

     In general, the Company requires liquidity for working capital, capital expenditures, cash interest expenses and taxes. Of particular significance to the Company is its working capital requirements which increase whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the substantial availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be more than sufficient to enable it to meet its cash requirements for working capital, capital expenditures, interest, taxes and payments to Holdings for 1995.

     Net cash used for operating activities in the first quarter 1995 was $6.9 million, compared to net cash provided by operating activities of $1.0 million in the first quarter 1994. The increase in cash requirements was needed primarily to fund higher inventory balances and to make required tax payments under the tax sharing agreement with Holdings.

     Capital expenditures of $4.2 million in the first three months of 1995 were $2.0 million lower than in the comparable period in 1994. The major projects in 1995 entail increasing capacity and upgrading equipment. The Company expects to make capital expenditures in 1995 approximating 1994 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions.

    At March 31, 1995, approximately $9.0 million was committed to outside vendors for capital expenditures. The Company's credit facilities, including its new credit facilities discussed below, impose limitations on the Company's capital expenditures, business acquisitions and investments.

     In the first quarter 1995, there were no borrowings under the Company's revolving credit facility compared to average borrowings of $1.5 million in the first quarter 1994.

    Subsequent Event

     In April 1995, Holdings announced that it would redeem (the "Redemption") all of its outstanding Senior Discount Debentures Due 2004 (the "Holdings Debentures") on May 15, 1995 at their accreted principal amount which, as of such date, will be $272.9 million, their full face amount. In connection with the redemption, the Company has terminated its $175 million revolving credit facility and entered into three new facilities:
    (i) a $260 million Credit Agreement, dated as of April 12, 1995 (the "New Credit Agreement"), by and among the Company, Holdings, the lenders named therein and Chemical Bank, as agent; (ii) a $60 million Senior Unsecured Note Agreement, dated as of April 12, 1995 (the "Senior Unsecured Note Agreement"), by and among the Company, Holdings, as guarantor, the lenders named therein and Chemical Bank, as administrative agent; and (iii) a $25 million Agreement and Lease, dated as of April 12, 1995 (the "Sale and Leaseback Agreement" and, together with the New Credit Agreement and the Senior Unsecured Note Agreement, the "New Facilities"), by and between the Company and Mellon Financial Services Corporation #3.

     The Company believes that the New Facilities, together with cash flow from operations, will provide adequate liquidity and capital resources to enable it to effect the Redemption and to meet its ongoing cash requirements. As a result of the Redemption, Holdings' cash requirements, other than its obligation to pay taxes pursuant to its tax sharing agreement with the Company, are expected to be immaterial for the next several years. The Holdings Debentures would have begun to accrue cash interest at the annual rate of 16% beginning on the date of Redemption. Holdings' Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, provides that dividends may be paid in kind at the option of Holdings until 1998 and is not subject to mandatory redemption until 2004 (except upon the occurrence of certain specified events). The Series A Preferred Stock may be redeemed at the option of Holdings after September 30, 1995 at a percentage of liquidation preference declining from 107.5% to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The New Credit Agreement permits the optional redemption of the Series A Preferred Stock only out of the proceeds of a Holdings primary offering (public or private), or in exchange for debentures with terms similar to those of the Series A Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. Dividends on the Series A Preferred Stock have historically been paid in additional shares of Series A Preferred Stock. The New Credit Agreement prohibits payment of such dividends in cash unless certain financial tests are met.

     The New Credit Agreement provides for up to $260 million in revolving loans, and a $25 million letter of credit subfacility. The amount of borrowings available under the New Credit Agreement at any time is subject to, and will be reduced by, outstanding borrowings thereunder and is subject to reduction depending upon calculation of the Company's "borrowing base" (as defined). In addition, the Company's ability to incur borrowings under the New Credit Agreement will be restricted by the financial covenants contained therein as well as those contained in the Senior Unsecured Note Agreement and the indenture under which the Senior Notes were issued (the "Indenture"). The restrictive covenants contained in the New Facilities are described below. The New Credit Agreement terminates five years from its effective date of April 12, 1995.

     Borrowings under the New Credit Agreement bear interest at floating rates calculated, at the Company's option, at either Chemical Bank's and Bank of America Illinois' reserve adjusted Eurodollar rate ("LIBOR"), plus an applicable margin ranging from 1% to 2.25% or Chemical Bank's prime rate, plus an applicable margin ranging from 0% to 1.25%. The margin percentage applied depends upon Holdings' leverage ratio and its interest coverage ratio (in each case, as defined).

     The New Credit Agreement requires the Company to effect interest rate protection with respect to its floating rate indebtedness. Pursuant to this requirement, the Company has purchased interest rate cap protection through May 15, 1997 with respect to $150 million of debt. Such interest rate protection carries a strike rate of 10% (three month LIBOR). In addition, the Company must pay a commitment fee of 0.375% (increased to 0.5% depending upon Holdings' leverage ratio and interest coverage ratio) on funds available but unused under the New Credit Agreement.

     All borrowings under the New Credit Agreement are guaranteed by certain subsidiaries of the Company and by Holdings and are secured by virtually all of their, and the Company's, respective assets. In the case of Holdings, its guarantee is secured by a pledge of all the outstanding stock of the Company otherwise owned by it.

     The Senior Unsecured Note Agreement provides for an aggregate of $60 million in term loans which mature five years from the date of borrowing, which is expected to be not later than the Redemption date. Borrowings under the Senior Unsecured Note Agreement must be made no later than May 31, 1995 and may only be used to pay a dividend to Holdings to finance the Redemption and to pay related transaction fees and expenses. The Company intends to borrow the entire amount available under this agreement.

     Borrowings under the Senior Unsecured Note Agreement bear interest at floating rates calculated, at the Company's option, at either a publicly quoted LIBOR plus 3.75%, or Chemical Bank's prime rate plus 2.75%. Principal payments on the term loans will be made in 20 equal installments of $3.0 million commencing on August 15, 1995.

     All borrowings under the Senior Unsecured Note Agreement rank pari passu with the Company's Senior Notes; however, all payments under the Senior Unsecured Note Agreement are due prior to the due date of the principal of the Senior Notes. Indebtedness under the Senior Unsecured Note Agreement is guaranteed by Holdings.

     Both the New Credit Agreement and the Senior Unsecured Note Agreement contain covenants requiring Holdings and/or the Company to maintain certain financial ratios and restricting certain activities. For example, the New Credit Agreement requires Holdings to maintain a minimum consolidated current ratio, interest coverage ratio, leverage ratio, senior secured leverage ratio and net worth. It also restricts incurrence of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends,negative pledge clauses, capital expenditures and investments and, with certain exceptions, prohibits prepayment of indebtedness, including the Senior Notes, and early redemption of Holdings' outstanding preferred stock. Transactions with affiliates are also restricted. The Senior Unsecured Note Agreement prohibits, with certain exceptions, the incurrence by the Company of any secured indebtedness unless the indebtedness under the Senior Unsecured Note Agreement is equally and ratably secured. The failure by Holdings or the Company to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of the Company. The Company has calculated that it and Holdings will be in compliance with the foregoing covenants at the time of the Redemption when it expects indebtedness under such agreements to be outstanding.

     The Sale and Leaseback Agreement provides for the sale of equipment used in the Company's business by the Company for $25 million to Mellon Financial Services Corporation #3 (the "Lessor"), and for the leasing back of such equipment for a period of seven years. The principal component of the rental is to be paid quarterly, with the amount of each of the first 27 of such payments to be equal to 2.5% of Lessor's cost of the equipment, and the balance due at the final payment. The interest component is to be paid on the unpaid principal balance and is to be calculated by Lessor based upon an average LIBOR rate plus an applicable margin. The applicable margin varies from 1.375% to 2.5% depending upon the Holdings' leverage ratio and interest coverage ratio at the time of calculation. The Company has the option to reacquire the equipment at the end of the term of the lease for $1.00 or may opt to reacquire the equipment sooner, on any rental payment date, and terminate the lease by paying Lessor the balance of the principal payments which otherwise would have been due under the terms of the lease had it not been terminated, together with any unpaid interest accrued through the date of termination.

     As of the date of Redemption, the Company expects that it will borrow the full amount under the Senior Unsecured Note Agreement, will have received $25 million in proceeds under the Sale and Leaseback Agreement and utilize available cash and borrowings under the New Credit Agreement to finance the Redemption through cash paid to Holdings in the form of a cash dividend/repayment of intercompany liabilities in the amount of $272,850. After giving effect to the foregoing, the Company believes that there will be sufficient remaining funds available under the New Credit Agreement to support working capital and other general corporate needs.

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


                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)  Exhibits:

                     Item      Exhibit Index
                     ----      -------------

                     10.1 Credit Agreement dated as of April 12, 1995, among BCP/Essex Holdings Inc., the registrant, the lenders named therein and Chemical Bank, as agent.

                     10.2 Senior Unsecured Note Agreement dated as of April 12, 1995, among BCP/Essex Holdings Inc., as guarantor, the registrant, the lenders named therein and Chemical Bank, as administrative agent.

                     10.3 Agreement and Lease dated as of April 12, 1995 between Mellon Financial Services Corporation #3 and the registrant.

                (b)  Reports on Form 8-K:

                          A Current Report on Form 8-K (Items 5 and 7) was filed on February 17, 1995 to report 1994 net sales and earnings.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    May 12, 1995                          /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)