Form 10-K/A
period 1994-12-31
ESSEX GROUP INC
filed 1995-06-07
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                FORM 10-K/A NO. 1
    (Mark One)

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

         The Company has been named in government proceedings which involve environmental matters with potential remediation costs and, in certain instances, sanctions. Once the Company has been named as a PRP, it estimates the extent of its potential liability based upon, among other things, the number of other identified PRPs and the relative contribution of Company waste at the site. The Company believes that, subject to the $4.0 million "basket" described below and five other identified sites, it will not bear the cost of investigation and cleanup at any of these sites because, pursuant to the Stock Purchase Agreement dated January 15, 1988 (the "1988 Acquisition Agreement") covering the 1988 Acquisition, UTC agreed to indemnify the Company against all losses, as defined in the 1988 Acquisition Agreement, incurred under any environmental protection and pollution control laws or resulting from or in connection with damage or pollution to the environment, and arising from events, operations or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at or prior to February 29, 1988. Except for certain matters relating to permit compliance, the Company believes that it is fully indemnified with respect to conditions, events and circumstances known to UTC prior to February 29, 1988, (i.e., matters referred to in documents which were in UTC's possession, custody or control prior to the 1988 Acquisition or matters identified to UTC through the due diligence of Holdings.) Further, the Company is indemnified, subject to a $4.0 million "basket" (the "Basket"), for losses related to any environmental events, conditions, or circumstances identified prior to February 28, 1993 to the extent such losses were not caused by activities of the Company after February 29, 1988. None of the foregoing was affected by the change in control of Holdings on October 9, 1992.

         The Company is not aware of any inability or refusal on the part of UTC to pay amounts which are owing under the UTC indemnity. There are currently no disputes between the Company and UTC concerning matters that are covered by the indemnification but the Company and UTC are discussing application of the Basket to certain post-February 28, 1993 claims. There are five identified sites not covered by the indemnity or the Basket as it has been applied to date. The Company has provided a reserve to cover contingencies associated with four of these sites. The Company does not believe that, in light of the UTC indemnity, any of the environmental proceedings in which it is involved for four of those sites and for which it may be liable under the Basket or otherwise will, individually or in the aggregate, have a material adverse effect upon its business, financial condition or results of operations and none involves sanctions for amounts of $0.1 million or more. With respect to three of the four sites, the Company has been named as a PRP and with respect to the fourth site, the Company is one of several defendants in a civil lawsuit to recover alleged site investigation and groundwater remediation costs by the owner of the site. With respect to the fifth site, the Company has been notified that it is one of several PRPs and is in the process of investigating the related facts and circumstances. Pending the outcome of such investigation, the Company has insufficient knowledge upon which to base an estimate of its potential liability.

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

                                                ESSEX GROUP, INC.
                                                  (Registrant)




    June 6, 1995                                /s/ James D. Rice
                                                ---------------------
                                                James D. Rice
                                                Senior Vice President,
                                                Corporate Controller
                                                (Principal Accounting Officer)

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




                                                ERNST & YOUNG LLP



    Indianapolis, Indiana
    January 27, 1995, except for Note 14 as to which the date is March 21, 1995 and the first paragraph of Note 12 as to which the date is May 22, 1995

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
                                                                  ========     ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SUCCESSOR                 PREDECESSOR
                                          --------------------------------------   ------------
                                                                     Three Month    Nine Month
                                           Year Ended   Year Ended   Period Ended  Period Ended
                                          December 31, December 31,  December 31, September 30,

         In Thousands of Dollars              1994         1993          1992          1992
         --------------------------------------------------------------------------------------

         REVENUES:
           Net sales                     $1,010,075     $868,846      $209,354        $699,997

           Interest income                     246           265            88              73
           Other income                      1,553         1,724            87             921
                                         ---------      --------      --------        --------


                                          1,011,874      870,835       209,529         700,991
                                                        --------      --------        --------
                                         ---------

         COSTS AND EXPENSES:
           Cost of goods sold              846,611       745,875       186,026         594,122
           Selling and administrative       85,129        75,489        22,349          59,609
           Interest expense                 24,554        25,241         8,086          14,505
           Other expense (income)            2,709         1,801            30             (98)

           Merger related expenses               -             -             -          18,139
                                          --------      --------      --------        --------
                                           959,003       848,406       216,491         686,277
                                          --------      --------      --------        --------
         Income (loss) before income
          taxes and extraordinary charge    52,871        22,429        (6,962)         14,714

         Provision (benefit) for income
          taxes                             22,700        13,052        (1,900)          9,278
                                          --------      --------      --------        --------

         Income (loss) before
          extraordinary charge              30,171         9,377        (5,062)          5,436
         Extraordinary charge - debt
          retirement, net of income tax
          benefit                                -         3,367             -             122
                                          --------      --------      --------        --------


         Net income (loss)                 $30,171       $ 6,010      $ (5,062)       $  5,314
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

                                ESSEX GROUP, INC.

    In Thousands of Dollars, Except Per Copper Data
    -----------------------------------------------

    conditions, events or circumstances known to UTC prior to February 29, 1988. Further, the Company believes it is indemnified, subject to a $4,000 "basket" for losses related to any environmental events, conditions or circumstances identified prior to February 28, 1993, to the extent such losses were not caused by activities of the Company after February 29, 1988. After consultation with counsel, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect the consolidated financial position or results of operations. However, in April, 1995 the Company was notified with respect to an environmental matter that it is one of several potentially responsible parties and is in the process of investigating the related facts and circumstances. Pending the outcome of such investigation, the Company has insufficient knowledge upon which to base an estimate of its potential liability.

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