Form 10-Q
period 1995-06-30
ESSEX GROUP INC
filed 1995-08-11
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1995
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                  As of June 30, 1995
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED JUNE 30, 1995






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    4

              Consolidated Statements of Cash Flows . . . . . . . . . . .    5

              Notes to Consolidated Financial Statements  . . . . . . . .    6

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . . .  9

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   13


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,     December 31,
                                                                   1995           1994
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  5,666     $ 16,894
       Accounts receivable (net of allowance of
        $3,609 and $3,537)  . . . . . . . . . . . . . . . . .      158,955      144,595
       Inventories  . . . . . . . . . . . . . . . . . . . . .      147,228      145,706
       Other current assets . . . . . . . . . . . . . . . . .       12,097       20,496
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      323,946      327,691


       Property, plant and equipment, (net of accumulated
        depreciation of $70,357 and $57,127)  . . . . . . . .      271,617      276,134
       Excess of cost over net assets acquired (net of
        accumulated amortization of $11,177 and $9,145) . . .      131,068      133,100
       Other intangible assets and deferred costs (net of
         accumulated amortization of $2,061 and $5,146) . . .       10,627       11,563
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,117        1,812
                                                                  --------     --------

                                                                  $739,375     $750,300
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 June 30,     December 31,
                                                                   1994           1993
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 10,000     $      -
       Current portion of long-term debt  . . . . . . . . . .       14,500            -
       Accounts payable . . . . . . . . . . . . . . . . . . .     $ 50,603     $ 47,421
       Accrued liabilities  . . . . . . . . . . . . . . . . .       41,355       45,821

       Deferred income taxes  . . . . . . . . . . . . . . . .       12,149       10,408
       Due to Holdings  . . . . . . . . . . . . . . . . . . .            -       32,979
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      128,607      136,629

       Long-term debt . . . . . . . . . . . . . . . . . . . .      425,600      200,000

       Deferred income taxes  . . . . . . . . . . . . . . . .       70,255       72,771
       Other long-term liabilities  . . . . . . . . . . . . .        9,501        6,997

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .        1,376       31,119
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      105,412      333,903
                                                                  --------     --------

                                                                  $739,375     $750,300
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                     Three Month Period       Six Month Period
                                                       Ended June 30,          Ended June 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1995        1994         1995        1994
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $288,534    $246,558      $578,183   $478,390

      Interest income   . . . . . . . . . . . . .         174          27           380         63
      Other income  . . . . . . . . . . . . . . .         470         210         1,329        339
                                                     --------    --------      --------   --------

                                                      289,178     246,795       579,892    478,792
                                                     --------    --------      --------   --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     250,936     207,878       498,159    399,526
      Selling and administrative  . . . . . . . .      21,559      20,071        43,283     40,302
      Interest expense  . . . . . . . . . . . . .       8,426       6,120        14,182     12,120

      Other expense . . . . . . . . . . . . . . .         433         281           560        616
                                                     --------    --------      --------   --------
                                                      281,354     234,350       556,184    452,564
                                                     --------    --------      --------   --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .       7,824      12,445        23,708     26,228
    Provision for income taxes  . . . . . . . . .       3,780       5,300        10,480     11,300
                                                     --------    --------      --------   --------

    Income before extraordinary charge  . . . . .       4,044       7,145        13,228     14,928
    Extraordinary charge - debt retirement,
     net of income tax benefit  . . . . . . . . .       2,971           -         2,971          -
                                                     --------    --------      --------   --------


    Net income  . . . . . . . . . . . . . . . . .    $  1,073    $  7,145      $ 10,257   $ 14,928
                                                     ========    ========      ========   ========

                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 10,257      $ 14,928
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      16,267        15,233
      Loss on debt retirement . . . . . . . . . . . . . .       4,951             -
      Non cash interest expense . . . . . . . . . . . . .       1,054         1,335
      Non cash pension expense  . . . . . . . . . . . . .       1,254         1,175
      Provision for losses on accounts receivable . . . .         243           507
      (Benefit) for deferred income taxes . . . . . . . .        (775)       (1,685)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         418           449
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (14,903)      (24,608)
       Increase in inventories  . . . . . . . . . . . . .      (1,522)       (4,168)
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (1,493)          205
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      10,180        (1,078)
       Increase (decrease) in due to Holdings   . . . . .     (33,961)        7,717
                                                             --------      --------

    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       (8,030)       10,010
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (11,098)      (13,586)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .       1,069           126
     Investment in subsidiary and other . . . . . . . . .        (492)         (364)
     Issuance of equity interest in a subsidiary  . . . .       1,063              -
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .      (9,458)      (13,824)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements










                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from revolving loan . . . . . . . . . . . .     200,100        86,800
     Repayment of revolving loan  . . . . . . . . . . . .     (45,000)      (81,800)
     Repayments of other long-term debt . . . . . . . . .           -          (396)
     Proceeds from notes payable to banks . . . . . . . .      28,200             -
     Repayment of notes payable to banks  . . . . . . . .     (18,200)            -
     Proceeds from term loan  . . . . . . . . . . . . . .      60,000             -
     Proceeds from lease obligation . . . . . . . . . . .      25,000             -
     Dividend paid to Holdings  . . . . . . . . . . . . .    (238,748)            -
     Debt issuance costs  . . . . . . . . . . . . . . . .      (5,092)            -
                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .       6,260         4,604
                                                             --------      --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (11,228)          790

    Cash and cash equivalents at beginning of period  . .      16,894        10,346
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 5,666       $11,136
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1995, and the consolidated results of operations for the three month and six month periods ended June 30, 1995 and 1994, respectively, and cash flows of the Company for the six-month periods ended June 30, 1995 and 1994, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 1994.

    NOTE 2  INVENTORIES

      The components of inventories are as follows:


                                                  June 30,      December 31,
                                                    1995            1994
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $122,055          $130,236
      Raw materials and work in process   . .      64,808            54,560
                                                 --------          --------
                                                  186,863           184,796
      LIFO reserve  . . . . . . . . . . . . .     (39,635)          (39,090)
                                                 --------          --------
                                                 $147,228          $145,706
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $141,889 and $141,847 at June 30, 1995 and December 31, 1994, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

      Long-term debt consists of the following:

                                                 June 30,       December 31,
                                                   1995             1994
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000
    Revolving loan  . . . . . . . . . . . .       155,100                -
    Term loan . . . . . . . . . . . . . . .        60,000                -
    Lease obligation  . . . . . . . . . . .        25,000                -
                                                 --------         --------
                                                  440,100          200,000
    Less: current portion . . . . . . . . .        14,500                -
                                                  --------        --------
                                                 $425,600         $200,000
                                                 ========         ========

    Bank Financing

      In April, 1995, in connection with the redemption (the "Redemption") by BCP/Essex Holdings Inc. ("Holdings") of all of its outstanding 16% Senior Discount Debentures due 2004 (the "Holdings Debentures"), the Company terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260,000 revolving credit agreement, dated as of April 12, 1995, by and among the Company, Holdings, the Lenders named therein, and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995, by and among the Company, Holdings, as guarantor, the Lenders named therein, and Chemical Bank, as administrative agent (the "Term Loan", together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"). The Company recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980), in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

      On May 12, 1995, the Company borrowed the full amount available under the Term Loan and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238,750) and repayment of a portion of an intercompany liability ($34,100) totaling

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    $272,850.   Holdings applied such funds  to redeem all  of its outstanding
    Holdings Debentures at 100% of their principal amount of $272,850 on May 15, 1995.

      The Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets and also provides a $25,000 letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Revolving Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

      The Term Loan provides for an aggregate of $60,000 in term loans, the last payment of which is due in May 2000. Borrowings under the Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Principal payments on the term loans will be made in 20 equal quarterly installments of $3,000 commencing August 15, 1995.

      The Sale and Leaseback Agreement provides $25,000 for the sale and leaseback of certain of the Company's fixed assets. The Sale and Leaseback Agreement has a seven-year term expiring in May 2002. The principal component of the rental is to be paid quarterly, with the amount of each of the first 27 payments to be equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is to be paid on the unpaid principal balance and is to be calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

      The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150,000 of debt with a strike rate of 10.0% (three month LIBOR).

      In addition, the Company also has an uncommitted bank line of credit which provides for unsecured borrowings for working capital of up to $10,000, of which the full amount was outstanding at June 30, 1995 and

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    denoted as notes payable to banks in the Consolidated Balance Sheets. This line of credit bears interest at rates subject to agreement between the Company and the lending bank. At June 30, 1995, such rate of interest was 8.0%.

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

    NOTE 4  HOLDINGS PREFERRED STOCK AND WARRANTS

      At June 30, 1995, Holdings had outstanding 1,889,420 shares of 15% Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $44,857 at June 30, 1995. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series A Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series A Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series A Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing.

      Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series A Preferred Stock or in any combination thereof. Dividends on the Series A Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and the Senior Note Indenture restricts the payment of cash to Holdings. In order to make cash dividend payments on the Series A Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

      On  June 7,  1995  Holdings, in  order  to satisfy  certain  obligations contained in the Registration Rights Agreement dated June 5, 1995 (incorporated by reference herein), filed with the Securities and Exchange Commission a registration statement on Form S-4 an offer to exchange an equal number of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock due 2004 ("the Series B Preferred Stock") for all of its 1,889,420 outstanding shares of Series A Preferred Stock as of June 30, 1995. The terms of the Series A Preferred Stock and the Series B Preferred Stock are identical in all material respects, except for certain transfer restrictions relating to the Series A Preferred Stock. The Series B Preferred Stock issued in exchange for Series A Preferred Stock will accrue dividends from July 1, 1995.

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

    Results of Operations

    Three Month Period Ended June 30, 1995

     Net sales for the second quarter 1995 were $288.5 million or 17.0% higher than the comparable period in 1994, resulting primarily from higher copper prices. Copper is the Company s principal raw material. During the second quarter 1995 the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 34.8% higher than the comparable period in 1994. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the second quarter 1995. The Company's second quarter 1995 sales volume declined approximately 4% from the second quarter 1994 results, which was primarily attributable to a reduction in building wire and automotive wire sales volume, partially offset by increased demand for the Company s magnet wire and communications wire products. Building wire sales in the second quarter 1995 were comparable to the same period in 1994, resulting from the significant increase in copper prices offset by a decline in sales volume and other competitive pricing conditions. The Company's building wire sales volume declined due to selective market participation in response to very competitive pricing conditions. Demand for the Company's automotive wire products also declined from the second quarter 1994 as U.S. car and light truck sales softened in the second quarter 1995. Sales volume and pricing of the Company's magnet wire products, however, have shown continued strength and improvement due to increased demand for its motor and distribution wire products. Communication wire sales in the second quarter 1995 increased significantly compared to the same period in 1994 reflecting improved product pricing and higher copper costs. The Company believes that such improved pricing is attributable to the recent rationalization of industry capacity.

     Cost of goods sold for the second quarter 1995 was 20.7% higher than the second quarter 1994 due primarily to increased copper and other material costs. The Company s cost of goods sold as a percentage of net sales was 87.0% and 84.3% in the second quarter 1995 and 1994, respectively. The cost of goods sold percentage increase resulted primarily from the impact of higher copper and other material costs as well as competitive pricing conditions within the building wire market. Partially offsetting these negative influences was a reduction in manufacturing costs attributable to continued capital investments.

     Selling and administrative expenses for the second quarter 1995 were 7.4%
    above   the  comparable  1994  period,  due   primarily  to  higher  sales
    commissions related to increased sales.

     Interest expense in the second quarter 1995 was $8.4 million or $2.3 million higher than the same period in 1994. This increase in interest expense was attributable to borrowings under the Company s new credit facilities to provide funds to Holdings to redeem (the "Redemption") all of its outstanding Senior Discount Debentures Due 2004 (the Holdings Debentures ) on May 15, 1995. See Liquidity, Capital Resources and Financial Condition.

     Income tax expense was 48.3% of pretax income in the second quarter 1995 compared with 42.6% for the same period in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due primarily to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

     The Company recorded net income of $1.1 million for the second quarter 1995 compared to net income of $7.1 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement.

    Six Month Period Ended June 30, 1994 Compared With The Six Month Period Ended June 30, 1993

     Net sales for the first six months of 1995 were $578.2 million or 20.9% higher than the comparable period in 1994, resulting primarily from higher copper prices. Copper is the Company s principal raw material. During the first half of 1995 the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 45.9% higher than the comparable period in 1994. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the first half of 1995. The Company's sales volume for the first six months of 1995 was down approximately 2% from the first six months of 1994, due primarily to a reduction in building wire sales volume, partially offset by increased demand for the Company s magnet wire and automotive wire products. Building wire sales for the first six months of 1995, although higher than the same period in 1994 due to a marked increase in copper prices, have been negatively impacted, with respect to volume and price, by very competitive market conditions. Sales volumes of magnet wire and automotive wire, however, have increased significantly over the first half of 1994 due to increased demand for the Company's motor, distribution and primary wire products. Communication wire sales have improved substantially in 1995 over the first six months of 1994 due to higher copper prices and to strengthening product prices; sales volumes were comparable for the two periods.

     Cost of goods sold for the first six months of 1995 was 24.7% higher than the same period in 1994 due primarily to increased copper and other material costs. The Company s cost of goods sold as a percentage of net sales was 86.2% and 83.5% in the first half of 1995 and 1994, respectively. The cost of goods sold percentage increase resulted primarily from the impact of higher copper and other material costs as well as competitive pricing conditions within the building wire market. These increases were partially offset by lower manufacturing costs attributable to continued capital investments.

     Selling and administrative expenses for the first six months of 1995 were 7.4% above the comparable 1994 period, due primarily to higher sales commissions related to increased sales.

     Interest expense in the first half of 1995 was $14.2 million or $2.1 million higher than the same period in 1994. This increase in interest expense resulted from borrowings under the Company s new credit facilities to provide Holdings with funds to effect the Redemption on May 15, 1995. See Liquidity, Capital Resources and Financial Condition.

     Income tax expense was 44.2% of pretax income in the first six months of 1995 compared with 43.1% for the same period in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

     The Company recorded net income of $10.3 million for the first six months of 1995 compared to net income of $14.9 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement.

    Liquidity, Capital Resources and Financial Condition

     The Company's financial position at June 30, 1995 was highly leveraged. The Company's notes payable to banks plus long-term debt totaled $450.1 million and its stockholders' equity was $105.4 million. The resulting ratio of debt to stockholders' equity of approximately 4.3 to 1 compares to a ratio of 0.6 to 1 at December 31, 1994. This change resulted from financing a dividend and repayment of an intercompany liability to Holdings with funds available under the Company's new credit facilities as discussed below.

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for 1995.

     In April, 1995, in connection with the Redemption of all of the outstanding Holdings Debentures at their principal amount of $272.9 million, the Company terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260.0 million revolving credit agreement, dated as of April 12, 1995, by and among the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995, by and among the Company, Holdings, as guarantor, the lenders named therein and Chemical Bank, as administrative agent (the "Term Loan", together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25.0 million agreement and lease dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement" and together with the Credit Facilities, the "New Company Facilities"). The Company recognized an extraordinary charge of approximately $3.0 million, net of applicable tax benefit, in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement. Holdings is a party to each of the Credit Facilities and has guaranteed the Company's obligations under the Revolving Credit Agreement. Holdings has secured its obligations pursuant to the guarantee of the Revolving Credit Agreement by a pledge of all of the outstanding stock of the Company to the lending banks.

     On May 12, 1995, the Company borrowed the full amounts available under the Term Loan and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238.8 million) and repayment of a portion of an intercompany liability ($34.1 million) totaling $272.9 million. Holdings applied such funds to effect the Redemption of its Holdings Debentures at 100% of their principal amount of $272.9 million on May 15, 1995.

     The Revolving Credit Agreement provides for up to $260.0 million in revolving loans, subject to specified percentages of eligible assets and also provides a $25.0 million letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or 0.5% of the average daily unused portion of the available credit based upon certain specified financial conditions.

     The Term Loan provides an aggregate $60.0 million in term loans, the last payment of which is due in May 2000. Borrowings under the Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Principal payments on the Term Loans will be made in 20 equal quarterly installments of $3.0 million commencing August 15, 1995.

     The Sale and Leaseback Agreement provides $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is to be paid quarterly, with the amount of each of the first 27 payments to be equal to 2.5% of Lessor's cost of the equipment, and the balance due at the final payment. The interest component is to be paid on the unpaid principal balance and is to be calculated by Lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

     The Revolving Credit Agreement restricts incurrence of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditures and investments and, with certain exceptions, limits prepayment of indebtedness, including the Senior Notes, and early redemption of Holdings' outstanding preferred stock.
    Transactions with affiliates are also restricted subject to certain exceptions. The Term Loan and the Senior Note Indenture prohibit, with certain exceptions, the incurrence by the Company of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or the Company to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of the Company.

     The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

     Net cash used for operating activities through the first six months of 1995 was $8.0 million, compared to net cash provided by operating activities of $10.0 million in the same period in 1994. The increase in cash requirements was primarily attributable to the repayment of an intercompany liability with Holdings, which was utilized by Holdings to fund part of the Redemption of the Holdings Debentures as discussed above.

     Capital expenditures of $11.1 million in the first six months of 1995 were $2.5 million lower than the comparable period in 1994. The Company expects to make capital expenditures in 1995 approximating 1994 expenditure levels to expand capacity, complete modernization projects, reduce costs and ensure continued compliance with regulatory provisions. At June 30, 1995, approximately $9.5 million was committed to outside vendors for capital expenditures. The New Company Facilities impose limitations on the Company's capital expenditures, business acquisitions and investments.

     In the first six months of  1995, average borrowings under the  Company's
    Revolving  Credit  Agreement   were  $45.5  million  compared  to  average
    borrowings of $3.9 million in the first six months 1994.

     Regarding long-term liquidity issues, capital expenditures are anticipated to be consistent with historical levels while the Company's Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its usual sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Term Loan and the Sale and Leaseback Agreement.

    Considerations Relating To Holdings' Cash Obligations

     The Company expects that it may make certain cash payments to Holdings or other affiliates from time to time to the extent cash is available and to the extent it is permitted to do so under the terms of the Credit Facilities and the Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through the Company, or employees). To the extent the Company makes any such payments, it will do so out of operating cash flow, borrowings under the Revolving Credit Agreement or other sources of funds it may obtain in the future and only to the extent such payments are permitted under the terms of the Credit Facilities and the Senior Note Indenture.

     Holdings' 15% Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, is not subject to mandatory redemption until September 30, 2004. At the option of Holdings, the Series A Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series A Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series A Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. At June 30, 1995, Holdings had outstanding 1,889,420 shares of Series A Preferred Stock with an accreted value of $44.9 million.

     Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series A Preferred Stock or in any combination thereof. Dividends on the Series A Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and the Senior Note Indenture restrict the payment of cash to Holdings. In order to make cash dividend payments on the Series A Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

    Subsequent Event

     On July 14, 1995 the Company entered into an agreement with Avnet, Inc. to acquire certain assets of its subsidiary Brownell Electro Inc. ("Brownell"). Brownell is a distributor of electrical products for electrical and electronic original equipment manufacturers and electric motor repair shops. The transaction is pending government approval and is expected to be completed by September, 1995. It is estimated that the acquisition will require an on-going working capital investment of approximately $25-$30 million which will be financed from cash provided by operations and/or funds available under the Revolving Credit Agreement.

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

                           PART II.  OTHER INFORMATION


    Item 6.Exhibits and Reports on Form 8-K

     (a)Exhibits:

        Item  Exhibit Index
        ----  -------------

        9.01 Amendment dated as of June 5, 1995 to the Investors Shareholders Agreement among B.E. Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co. and Chemical Equity Associates, incorporated by reference to Exhibit
              9.04 to the BCP/Essex Holdings Inc. Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 7, 1995.

        10.01 First Amendment dated May 16, 1995 among the registrant, Holdings, the lenders named therein and Chemical Bank, as agent, to the Credit Agreement dated April 12, 1995, incorporated by reference to Exhibit 10.07 to the BCP/Essex Holdings Inc.
              Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 7, 1995.

        99.01 Amendment No. 1 dated as of June 5, 1995 to the 1992 Registration Rights Agreement, incorporated by reference t o
              Exhibit 99.03 to the BCP/Essex Holdings Inc. Registration Statement on Form S-4, filed with the Securities and Exchange Commission on June 7, 1995.

        99.0 Registration Rights Agreement between Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. dated as of June 5, 1995, incorporated by reference to
              Exhibit  9.04  to  the   BCP/Essex  Holdings  Inc.  Registration
              Statement on Form S-4, filed with the Securities and Exchange Commission on June 7, 1995.

     (b)   Reports on Form 8-K:

           A Current Report on Form 8-K (Items 5 and 7) was filed on April 26 to announce the redemption of the Holdings Debentures and the Company's new financing arrangements.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                          (Registrant)




    August 10, 1995                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)