Form 10-Q
period 1995-09-30
ESSEX GROUP INC
filed 1995-11-13
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1995
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                As of September 30, 1995
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    4

              Consolidated Statements of Cash Flows . . . . . . . . . . .    5

              Notes to Consolidated Financial Statements  . . . . . . . .    6

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   10

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   14

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,  December 31,
                                                                   1995           1994
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  2,379     $ 16,894
       Accounts receivable (net of allowance of
        $3,700 and $3,537)  . . . . . . . . . . . . . . . . .      169,800      144,595
       Inventories  . . . . . . . . . . . . . . . . . . . . .      155,484      145,706
       Other current assets . . . . . . . . . . . . . . . . .       10,632       20,496
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      338,295      327,691


       Property, plant and equipment, (net of accumulated
        depreciation of $76,378 and $57,127)  . . . . . . . .      270,474      276,134
       Excess of cost over net assets acquired (net of
        accumulated amortization of $12,193 and $9,145) . . .      130,052      133,100
       Other intangible assets and deferred costs (net of
         accumulated amortization of $2,560 and $5,146) . . .        9,476       11,563
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,033        1,812
                                                                  --------     --------

                                                                  $750,330     $750,300
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               September 30,  December 31,
                                                                   1995           1994
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 15,400     $      -
       Current portion of long-term debt  . . . . . . . . . .       14,500            -
       Accounts payable . . . . . . . . . . . . . . . . . . .       65,492       47,421
       Accrued liabilities  . . . . . . . . . . . . . . . . .       49,077       45,821

       Deferred income taxes  . . . . . . . . . . . . . . . .       14,307       10,408
       Due to Holdings  . . . . . . . . . . . . . . . . . . .            -       32,979
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      158,776      136,629

       Long-term debt . . . . . . . . . . . . . . . . . . . .      401,875      200,000

       Deferred income taxes  . . . . . . . . . . . . . . . .       68,535       72,771
       Other long-term liabilities  . . . . . . . . . . . . .        9,615        6,997

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .        7,493       31,119
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      111,529      333,903
                                                                  --------     --------

                                                                  $750,330     $750,300
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                     Three Month Period       Nine Month Period
                                                    Ended September 30,      Ended September 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1995        1994         1995        1994
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $308,288    $265,897      $886,471  $744,287

      Interest income   . . . . . . . . . . . . .          10          95           390       158
      Other income  . . . . . . . . . . . . . . .         (91)        606         1,238       945
                                                     --------    --------      --------  --------

                                                      308,207     266,598       888,099   745,390
                                                     --------    --------      --------  --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     263,523     223,522       761,682   623,048
      Selling and administrative  . . . . . . . .      21,892      22,035        65,175    62,337
      Interest expense  . . . . . . . . . . . . .      10,284       6,443        24,466    18,563

      Other expense . . . . . . . . . . . . . . .       1,991         400         2,551     1,016
                                                     --------    --------      --------  --------

                                                      297,690     252,400       853,874   704,964
                                                     --------    --------      --------  --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .      10,517      14,198        34,225    40,426
    Provision for income taxes  . . . . . . . . .       4,400       6,200        14,880    17,500
                                                     --------    --------      --------  --------

    Income before extraordinary charge  . . . . .       6,117       7,998        19,345    22,926

    Extraordinary charge - repurchase of debt,
     net of income tax benefit  . . . . . . . . .           -           -         2,971         -
                                                     --------    --------      --------  --------

    Net income (loss) . . . . . . . . . . . . . .    $  6,117    $  7,998      $ 16,374  $ 22,926
                                                     ========    ========      ========  ========

                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . .       $16,374      $ 22,926
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      24,493        23,046
      Loss on debt retirement . . . . . . . . . . . . . .       4,951             -
      Non cash interest expense . . . . . . . . . . . . .       1,501         2,002
      Non cash pension expense  . . . . . . . . . . . . .       1,710         1,672
      Provision for losses on accounts receivable . . . .         372           562
      (Benefit) for deferred income taxes . . . . . . . .        (337)       (3,891)
      Loss on disposal of property, plant and equipment         2,093           776
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (25,878)      (34,027)
       (Increase) decrease in inventories . . . . . . . .      14,354        (5,790)
       Increase in accounts payable and accrued
        liabilities . . . . . . . . . . . . . . . . . . .      21,046         7,418
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      10,591        (2,021)
       Increase (decrease) in due to Holdings   . . . . .     (33,128)       10,829
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      38,142        23,502
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (18,069)      (18,707)
     Acquisition of certain assets of Brownell Electro
      Inc.  . . . . . . . . . . . . . . . . . . . . . . .     (24,934)            -
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .       1,151           171
     Investment in subsidiary and other . . . . . . . . .        (458)         (364)
     Issuance of equity interest in a subsidiary  . . . .       1,063             -
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (41,247)      (18,900)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements









                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1995         1994
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from revolving loan . . . . . . . . . . . .     289,040        97,500
     Repayments of revolving loan . . . . . . . . . . . .    (154,040)      (97,500)
     Repayments of other long-term debt . . . . . . . . .           -          (396)
     Proceeds from notes payable to banks . . . . . . . .      72,345             -
     Repayment of notes payable to banks  . . . . . . . .     (56,945)            -
     Proceeds from term loan  . . . . . . . . . . . . . .      60,000             -
     Repayments of term loan  . . . . . . . . . . . . . .      (3,000)            -
     Proceeds from lease obligation . . . . . . . . . . .      25,000             -
     Repayments of lease obligation . . . . . . . . . . .        (625)            -
     Dividend paid to Holdings  . . . . . . . . . . . . .    (238,748)            -
     Debt issuance costs  . . . . . . . . . . . . . . . .      (4,437)            -
                                                             --------      --------

     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .     (11,410)         (396)
                                                             --------      --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (14,515)        4,206

    Cash and cash equivalents at beginning of period  . .      16,894        10,346
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 2,379       $14,552
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1995, and the consolidated results of operations for the three month and nine month periods ended September 30, 1995 and 1994, respectively, and cash flows of the Company for the nine month periods ended September 30, 1995 and 1994, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 1994.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                               September 30,    December 31,
                                                    1995            1994
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $131,217          $130,236
    Raw materials and work in process . . . .      59,281            54,560
                                                 --------          --------
                                                  190,498           184,796
    LIFO reserve  . . . . . . . . . . . . . .     (35,014)          (39,090)
                                                 --------          --------
                                                 $155,484          $145,706
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $150,614 and $141,847 at September 30, 1995 and December 31, 1994, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               September 30,    December 31,
                                                   1995             1994
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .           $200,000        $200,000
    Revolving loan  . . . . . . . . . . . .            135,000               -
    Term loan . . . . . . . . . . . . . . .             57,000               -
    Lease obligation  . . . . . . . . . . .             24,375               -
                                                      --------        --------
                                                       416,375         200,000
    Less: current portion . . . . . . . . .             14,500               -
                                                      --------        --------
                                                      $401,875        $200,000
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

     On May 12, 1995, the Company borrowed the full amount available under the Term Loan and the Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238,750) and repayment of a portion of an intercompany liability ($34,100) totaling $272,850. Holdings applied such funds to redeem all of its outstanding

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    Holdings Debentures at 100% of their principal amount of $272,850 on May 15, 1995.

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

     In addition, the Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $20,000, of which $15,400 was outstanding at September 30, 1995 and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    the lending banks. At September 30, 1995, such rates of interest averaged 7.9%.

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

    NOTE 4  HOLDINGS SENIOR DISCOUNT DEBENTURES AND SERIES A PREFERRED STOCK

     At September 30, 1995, Holdings had outstanding 1,960,272 shares of 15% Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series A Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of
    Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series A Preferred Stock was $46,805 at September 30, 1995. The Series A Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series A Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series A Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series A Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing.

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

     As of September 30, 1995 Holdings, in order to satisfy certain obligations contained in the Registration Rights Agreement dated June 5, 1995, has filed with the Securities and Exchange Commission a registration statement on Form S-4 with respect to an offer to exchange an equal number of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock due 2004 ("the Series B Preferred Stock") for all of its 1,960,272 outstanding

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    shares of Series A Preferred Stock as of September 30, 1995. The terms of the Series A Preferred Stock and the Series B Preferred Stock are
    identical  in   all  material   respects,  except   for  certain  transfer
    restrictions relating to the Series A Preferred Stock. The Series B Preferred Stock issued in exchange for Series A Preferred Stock will accrue dividends from October 1, 1995.

    NOTE 5  CONTINGENT LIABILITIES

     There are various environmental claims and legal proceedings pending against the Company which have arisen out of the ordinary course of its business. Pursuant to the February 29, 1988 acquisition of the Company by Holdings from United Technologies Corporation ("UTC"), UTC agreed to indemnify the Company against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, the Company is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year period commencing February 29, 1988. As to any such losses, the Company is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel during the current quarter, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect the consolidated financial position or results of operations.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company") is engaged in one principal line of business, the production of electrical wire and cable. During the third quarter 1995, the Company reorganized its major product lines to operate under two broad sectors--the Wire and Cable Sector and the Magnet Wire and Insulation Sector. Major product lines within the Magnet Wire and
    Insulation Sector include magnet wire, distribution and electrical insulation while the Company's building wire, automotive wire, communication wire and industrial wire product lines operate within the Wire and Cable Sector. This reorganization was undertaken to increase the focus on each of the Company's major product lines.

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

    Results of Operations

    Three Month Period Ended September 30, 1995

     Net sales for the third quarter 1995 were $308.3 million or 15.9% higher than third quarter 1994 sales of $265.9 million, resulting primarily from higher copper prices and sales volume. Copper is the Company s principal raw material. During the third quarter 1995 the average price of copper on the New York Commodity Exchange, Inc. ( COMEX ) was 19.3% higher than the comparable period in 1994. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the third quarter 1995. Sales volume and pricing of the Company's magnet wire products have shown continued strength and improvement due to increased demand for its motor and distribution wire products. Communication wire sales in the third quarter 1995 increased significantly compared to the same period in 1994 reflecting improved sales volume and product pricing in addition to higher copper costs. The Company believes that such improved pricing is attributable to sharply higher demand for copper communication wire products in conjunction with a decline in industry manufacturing capacities. Demand for the Company's automotive wire products also improved over the third quarter 1994 reflecting increased sales to United Technologies Automotive Group ("UTA") and to other domestic manufacturers of automobile wire harnesses. Building wire sales in the third quarter 1995 declined from the same period in 1994 due to a reduction in sales volume and product pricing (without regard to copper costs). Building wire sales volume declined in response to very competitive pricing conditions.

     Cost of goods sold for the third quarter 1995 was 17.9% higher than the third quarter 1994 due primarily to increased copper and other material costs. The Company s cost of goods sold as a percentage of net sales was 85.5% and 84.1% in the third quarter 1995 and 1994, respectively. The cost of goods sold percentage increase resulted primarily from the impact of higher copper and other material costs as well as competitive pricing conditions within the building wire market. Partially offsetting these negative influences was a reduction in manufacturing costs attributable to continued capital investments.

     Selling and administrative expenses for the third quarter 1995 were comparable to the third quarter 1994 as higher sales commissions related to increased sales were essentially offset by a decline in other general administrative expenses.

     Third quarter 1995 interest expense was $10.3 million or $3.8 million higher than the same period in 1994. The increase in interest expense was attributable to additional borrowings under the Company s new credit facilities to provide funds to Holdings to redeem (the "Redemption") all of its outstanding Senior Discount Debentures Due 2004 (the Holdings Debentures ) on May 15, 1995. See Liquidity, Capital Resources and Financial Condition.

     Income tax expense was 41.8% of pretax income in the third quarter 1995 compared with 43.7% for the same period in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due primarily to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Nine Month Period Ended September 30, 1995

     Net sales for the first nine months of 1995 were $886.5 million or 19.1% higher than the first nine months of 1994 sales of $744,287, resulting primarily from higher copper prices and sales volume. Copper is the Company s principal raw material. During the first nine months of 1995 the average price of COMEX copper was 36.0% higher than the comparable period in 1994. Consistent with historical experience, this increase in copper price (notwithstanding its magnitude) was generally passed on to customers through product pricing during the first nine months of 1995. Sales volume and pricing of the Company's magnet wire products have shown continued strength and improvement during 1995 due to increased demand for its motor and distribution wire products. Communication wire sales have also improved substantially in 1995 over the first nine months of 1994 due to higher sales volumes and copper prices and to strengthening product prices. The Company believes that communication wire pricing is strengthening due to sharply higher demand for copper communication wire products coupled with a decline in industry manufacturing capacities. The Company cannot, however, provide assurances that such favorable market conditions will continue into 1996. Demand for the Company's automotive wire products improved over the comparable period in 1994 reflecting increased sales to UTA and to other domestic manufacturers of automobile wire harnesses. Building wire sales for the first nine months of 1995 have increased over the first nine months of 1994 due to significantly higher copper prices. However, building wire product pricing (without regard to copper costs) have declined materially and, to a lesser extent, sales volumes due to very competitive market conditions caused primarily by excess industry capacity. It is uncertain whether the competitive market conditions currently present will continue into 1996.

     Cost of goods sold for the first nine months of 1995 was 22.3% higher than the same period in 1994 due primarily to increased copper and other material costs. The Company s cost of goods sold as a percentage of net sales was 85.9% and 83.7% during the first nine months of 1995 and 1994, respectively. The cost of goods sold percentage increase resulted primarily from the impact of higher copper and other material costs as well as competitive pricing conditions within the building wire market. These increases were partially offset by lower manufacturing costs attributable to continued capital investments.

     Selling and administrative expenses for the first nine months of 1995 were 4.6% above the comparable 1994 period, due primarily to higher sales commissions related to increased sales.

     Interest expense during the first nine months of 1995 was $24.5 million or $5.9 million higher than the same period in 1994 reflecting additional borrowings under the Company s new credit facilities to provide funds to Holdings to effect the Holdings Debenture Redemption on May 15, 1995. See Liquidity, Capital Resources and Financial Condition.

     Income tax expense was 43.5% of pretax income during the first nine months of 1995 compared with 43.3% for the same period in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

     The Company recorded net income of $16.4 million for the first nine months of 1995 compared to net income of $22.9 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement.

    Liquidity, Capital Resources and Financial Condition

     The Company's financial position at September 30, 1995 was highly leveraged. The Company's aggregate notes payable to banks plus long-term debt was $431.8 million and its stockholders' equity was $111.5 million. The resulting ratio of debt to stockholders' equity of approximately 3.9 to 1 compares to a ratio of 0.6 to 1 at December 31, 1994 reflecting additional borrowings under the Company's new credit facilities to effect the Redemption of the Holdings Debentures on May 15, 1995 as discussed below.

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever the Company experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the remainder of 1995 and for 1996.

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

     On May 12, 1995, the Company borrowed the full amounts available under the Term Loan and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238.8 million) and repayment of a portion of an intercompany liability ($34.1 million) totaling $272.9 million. Holdings applied such funds to effect the Redemption of its Holdings Debentures, at 100% of their principal amount of $272.9 million, on May 15, 1995.

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

     Net cash provided by operating activities through the first nine months of 1995 was $38.1 million, compared to $23.5 million in the same period in 1994. The increase in cash provided by operating activities was primarily attributable to a decline in inventories (net of the acquisition of Brownell Electro Inc.'s ("Brownell") inventories as detailed in the immediately following paragraph) related to lower building wire sales and a change in inventory mix, reduced growth in accounts receivable and a higher level of accounts payable and accrued liabilities as of September 30, 1995. Partially offsetting the increase in cash provided by operating activities was the 1995 repayment of an intercompany liability with Holdings, which was utilized by Holdings to fund part of its Redemption of the Holdings Debentures as discussed above.

     Capital expenditures of $18.1 million in the first nine months of 1995 were essentially unchanged from the comparable period in 1994. The Company expects to make capital expenditures in 1995 approximating 1994 expenditure levels to reduce costs, complete modernization projects, expand capacity and ensure continued compliance with regulatory provisions. At September 30, 1995, approximately $7.3 million was committed to outside vendors for capital expenditures. The New Company Facilities impose limitations on the Company's capital expenditures, business acquisitions and investments. Also, on September 29, 1995, the Company completed its acquisition of certain assets of Brownell from Avnet, Inc. Brownell, a distributor of magnet wire, electrical insulation, motor repair parts, electric motors and pump seals, became part of the Company's distribution operation within the Magnet Wire and Insulation Sector. The acquisition consisted primarily of inventory and some fixed assets which totalled approximately $24.9 million, subject to final inventory reconciliations, and was financed from proceeds received under the Company's Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

     In the first nine months of 1995, average borrowings under the Company's revolving credit facilities were $76.1 million compared to average borrowings of $3.1 million in the first nine months 1994. The higher level of revolving credit facility debt was attributable to additional borrowings to effect the Holdings Debenture Redemption on May 15, 1995, as discussed above.

     Regarding   long-term  liquidity   issues,   capital   expenditures   are
    anticipated to be consistent with historical levels while the Company's Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Term Loan and Sale and Leaseback Agreement.

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

     Holdings' 15% Series A Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series A Preferred Stock"), which was issued in connection with the Acquisition and Merger, is not subject to mandatory redemption until September 30, 2004. At the option of Holdings, the Series A Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series A Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series A Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. At September 30, 1995, Holdings had outstanding 1,960,272 shares of Series A Preferred Stock with an accreted value of $46.8 million.

     Dividends on the Series A Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series A Preferred Stock or in any combination thereof. Dividends on the Series A Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and Senior Note Indenture restrict payments of cash to Holdings. In order to make cash dividend payments on the Series A Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

    General Economic Conditions and Inflation

     The Company faces various economic risks ranging from an economic downturn adversely impacting the Company's primary markets to marked fluctuations in copper prices. In the short-term, pronounced changes in the price of copper tend to affect gross profits within the building wire product line because such changes affect raw material costs more quickly than those changes can be reflected in the pricing of building wire products. In the long-term, however, copper price changes have not had a material adverse effect on gross profits because cost changes generally have been passed through to customers over time. In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base and its strategy of attempting to match its copper purchases with its needs. The Company cannot predict either the continuation of current economic conditions or future results of its operations in light thereof.

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

                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)       Exhibits:

                     Item      Exhibit Index
                     ----      -------------

                     None

                (b)       Reports on Form 8-K:

                     None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    November 10, 1995                     /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)