Form 10-K
period 1995-12-31
ESSEX GROUP INC
filed 1996-03-08
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1995
                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from             to
                                    ___________     ___________

                        Commission file number   1-7418
                                                 _______

                                ESSEX GROUP, INC.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

             MICHIGAN                                          35-1313928
    --------------------------------------------------------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    1601 WALL STREET, FORT WAYNE, INDIANA                          46802
    --------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code:  (219) 461-4000

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name  of  each exchange  on
    Title of each class                            which registered

    10% Senior Notes due 2003                      Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                       None
    --------------------------------------------------------------------------
                                 (Title of class)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
    10-K or any amendment to this Form 10-K.     [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    [X ] Yes    [  ] No

    No voting stock is held by non-affiliates of the registrant.

    As of February 29, 1996 the registrant had outstanding 100 shares of $.01 Par Value Common Stock.

    The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

                    DOCUMENTS INCORPORATED BY REFERENCE - None


                                      PART I

    ITEM 1.  BUSINESS

    GENERAL

         Essex Group, Inc. (the "Company"), founded in Detroit, Michigan in 1930 to manufacture automobile electrical wire harnesses, currently develops, manufactures and markets a broad line of electrical wire and cable and electrical insulation products. Among the Company's products are building wire for residential and commercial applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks; industrial wires for applications in appliances, construction and recreational vehicles and insulation products including mica paper and mica-based composites. The Company's operations at December 31, 1995 included 24 domestic manufacturing facilities and employed approximately 4,102 persons. The Company's principal executive offices are located at 1601 Wall Street, Fort Wayne, Indiana.

         On  February  29,  1988,  MS/Essex Holdings  Inc.  ("Predecessor"  or
    "Holdings"), acquired the Company from United Technologies Corporation ("UTC") (the "1988 Acquisition"). The outstanding common stock of Holdings was beneficially owned by The Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others.

         On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Successor" or "Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. See note 2 to the table included herein setting forth information regarding beneficial ownership of Holdings common stock under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information regarding BHLP.

    PRODUCT LINES

         The following table sets forth for each of the years in the three year period ended December 31, 1995 the dollar amounts and percentages of sales of each of the Company's major product lines:

                                               Sales(a)               Percentage of Sales
                                    ------------------------------  -----------------------
                                       1995      1994       1993      1995    1994    1993
                                      ------    ------     ------    ------  ------  ------
                                             (In millions)

    Building wire                    $406.1     $390.0    $332.2      34%     39%      38%
    Magnet wire                       388.2      306.9     240.9      32      30       28
    Communication wire                177.5      119.3     135.9      15      12       16
    Automotive wire                    97.3       82.8      59.1       7       7        7
    Other                             132.6      111.1     100.7      12      12       11
                                    -------     ------    ------    -----   -----    -----

    Total                          $1,201.7   $1,010.1    $868.8     100%    100%     100%
                                   ========   ========    ======    =====   =====    =====


    (a) Due to the third quarter 1995 reorganization as set forth below, certain 1994 and 1993 product line sales have been reclassified.


    SECTOR OPERATIONS

         During the third quarter 1995, the Company reorganized its major product lines and related business units to operate under two broad sectors the Wire and Cable Sector ("WCS") and the Magnet Wire and Insulation Sector ("MWIS"). This reorganization was undertaken to increase the focus on each of the Company's major product lines. A business overview of each sector and the product lines contained therein is set forth below.

    WIRE AND CABLE SECTOR

         BUILDING WIRE

         Products. The building wire business unit, which began manufacturing building wire in 1933, develops, manufactures and markets a complete line of building wire and related wire products. Specific examples include service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential market and a variety of insulated wires for the nonresidential commercial market.

         Sales and Marketing. The market for building wire products is large and diverse consisting primarily of electrical distributors, hardware wholesalers and consumer product retailers. The ultimate end users are electrical contractors and "do-it-yourself" consumers. Products are marketed nationally through manufacturers representatives and a Company sales force. Distribution facilities are maintained throughout the United States, and one in Canada. Historically, approximately 67% of the building wire market is attributable to remodeling and repair activity while the remaining 33% is attributable to new residential and nonresidential construction.

         COMMUNICATION WIRE

         Products. The communication business unit develops, manufactures and markets a broad line of plastic insulated and jacketed voice and data communication wire products.

         Sales and Marketing. Communication wire products are marketed primarily in the United States for local area networks and telephone network applications, with some sales to overseas markets. Voice and data communication wire products are sold principally to communications systems contractors and domestic telephone companies and to telephone companies and private contractors overseas.

         AUTOMOTIVE WIRE

         Products. The automotive wire business unit develops, manufactures and markets automotive primary wire, ignition wire, battery cable and specialty wiring assemblies, including heavy truck electrical wire harnesses. New product design and materials development activities for the sector are supported by this unit's product development and materials engineering laboratory.

         Sales and Marketing. Automotive wire products are sold primarily to suppliers of automotive original equipment manufacturers. Historically, there has been one principal customer for the unit's automotive products, although the importance of this customer has declined in relative terms due to the expansion of the unit's overall customer base. This principal customer accounted for approximately 54%, 60% and 79% of the Company's automotive wire revenues in 1995, 1994 and 1993, respectively, although in absolute terms, sales to this principal customer have remained steady during the period. Diversification of the automotive wire sales base has been achieved, in part, as a result of the retention of an independent sales organization to provide the means necessary to attract and service new automotive customers. The principal automotive customer continues to be serviced by a dedicated sales representative who is a Company employee. Sales representatives from MWIS also service some of the other automotive wire customers.

         INDUSTRIAL WIRE

         Products. The industrial wire business unit develops, manufactures and markets a line of industrial wire and cable consisting of appliance wire, motor lead wire, submersible pump cable, welding cable and recreational vehicle wire.

         Sales and Marketing. Industrial wire and cable products are sold primarily to appliance and power tool manufacturers, suppliers of electrical and electronic original equipment manufacturers and to welding products distributors. Industrial wire and cable sales are included in "Other" sales within the "Product Lines" sales table under this caption.

    MAGNET WIRE and INSULATION SECTOR

         Products. MWIS develops and manufactures magnet wire and insulation products for the electrical equipment and electronics industries in the United States. MWIS offers a comprehensive line of magnet wire and insulation products, including over 500 types of magnet wire used in a wide variety of motors, coils, relays, generators, solenoids and transformers.

         Sales and Marketing. Magnet Wire products are sold principally to original equipment manufacturers and to distributors. MWIS also distributes its electrical insulating materials and certain appliance and magnet wire products through its national distribution business unit which provides a channel of distribution to small original equipment manufacturers and motor repair markets. On September 29, 1995, the Company acquired certain assets of Avnet, Inc.'s distribution operations, which became part of MWIS' national distribution business unit upon consummation of the asset purchase. Products sold through MWIS distribution operations include magnet wire, electrical motors, electrical insulation, motor repair parts and pump seals. Sales of electrical insulating products, electric motors, motor repair parts and pump seals are included in "Other" sales within the "Product Lines" sales table under this caption.

    BUSINESS DEVELOPMENT

         The Company plans to increase sales across many of its product lines by expanding product offerings within compatible markets, targeting new global markets for existing products and expanding penetration in those overseas markets where a presence has already been established. To accomplish this objective, the Company expects to make business acquisitions and capital investments in new plants and equipment as necessary in the United States and intends to pursue select investments in strategic partners and participate in joint ventures off-shore. A senior executive directs corporate development.

    MANUFACTURING STRATEGY

         The Company's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials: copper rod, magnet wire enamels and extrudable polymeric compounds. The Company believes one of its primary cost advantages in the magnet wire business is the ability to produce most of its enamel requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential components used in production can be achieved. These operations are supported by the Company's metallurgical, chemical and polymer development laboratories. See "Metals Operations" under this caption for a discussion of the Company's copper procurement and manufacturing operations.

         To further optimize production efficiencies, the Company invests in new plants and equipment, pursues plant rationalizations and participates in joint venture opportunities. During the period 1992 through 1995, the Company invested an average $28.5 million per year on capital projects. The major projects during this period entailed primarily productivity improvements and upgrading of equipment. In 1995, approximately $8.9 million was invested in magnet wire ovens to improve quality and increase manufacturing productivity while approximately $4.9 million was invested in the industrial wire business unit for quality and productivity improvements and, to a lesser degree, capacity expansion.

    MANUFACTURING PROCESS

         Copper rod is the base component for most of the Company's wire products. The Company buys copper cathode from a variety of producers and dealers and also reclaims and reprocesses high grade scrap copper from its own operations and other copper wire producers. After the rod is manufactured at the Company's rod mills, it is shipped to other Company manufacturing facilities where it is processed into the wire and cable products produced and sold by the Company. See "Metals Operations" under this caption for a discussion of the Company's copper rod production.

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

         Most other wire products are insulated with thermoplastic, thermoset or rubber compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it into final form as it is applied to the wire. The Company has the capability to manufacture all three types of jacketing and insulating compounds.

         Once the wire is fabricated, it is packaged and shipped to regional service centers, stocking agents or directly to customers.

    METALS OPERATIONS

         Copper is the primary component of the Company's overall cost structure, comprising approximately 60% of the Company's 1995 total production cost of sales. Due to the critical nature of copper to its business, the Company has centrally organized its metal operations. Through centralization, the Company carefully manages its copper procurement, internal distribution, manufacturing and scrap recycling processes.

         The Company's metal operations are vertically integrated in the production of copper rod, and the Company believes that only a few of its competitors are able to match this capability. The Company manufactures most of its copper rod requirements and purchases the remainder from various suppliers.

         COPPER PROCUREMENT

         The  Company's copper  procurement  activities are  centralized.   In
    1995, the Company purchased approximately 230,000 tons of copper, entirely from North American copper producers and metals merchants.

         Under producer contracts, the Company commits to take a specified tonnage per month. Most producer contracts have a one-year term. Pricing provisions vary, but they are based on the New York Commodity Exchange, Inc. ("COMEX") price plus a premium. Under merchant contracts, prices are also based on the COMEX price plus a premium. Payment terms are negotiated. Additionally, the Company utilizes forward fixed price and futures contracts to manage its commodity price risk on this principal raw material. The company does not hold or issue these contracts for trading purposes.

         Historically, the Company has had adequate supplies of copper available to it from producers and merchants, both foreign and domestic. Competition from other users of copper has not affected the Company's ability to meet its copper procurement requirements. However, no assurance can be given that the Company will be able to procure adequate supplies of copper to meet its future needs.

         COPPER ROD PRODUCTION

         The production of  copper rod is  an essential part of  the Company's manufacturing process and strategy. By manufacturing its own rod, the Company is able to maintain greater control over the cost and quality of this critical raw material.

         Copper rod is manufactured by way of a continuous casting process where high quality copper cathodes are melted in a shaft furnace. The resultant molten copper is transferred to a holding furnace and transferred directly onto a casting wheel where it is cooled and subsequently rolled into copper rod. The rod is subjected to numerous quality control tests to assure that it meets the high quality standards of the Company's products. Finally, the rod is packaged for shipment via an automatic in-line coiling and packaging device.

         The Company's rod production facilities are strategically located near its major wire producing plants to minimize freight costs. From its five continuous casting units, the Company has the capability to produce approximately 85% of its rod requirements, while purchasing the balance from external sources. External rod purchases are used to cover rod requirements at manufacturing locations where shipping Company-produced rod is not cost effective and when the Company's rod requirements exceed its production capacity.

         COPPER SCRAP RECLAMATION

         The Company's Metals Processing Center receives clean, high quality copper scrap from the Company's magnet wire plants. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. A casting process is employed to manufacture copper rod from scrap material. This continuous casting process is unique in the industry in the conversion of scrap directly into rod. Manufacturing cost economies, particularly in the form of energy savings, result from the Company's direct consumption technique. Additionally, management believes that internal reclamation of scrap copper provides greater control over the cost to recover the Company's principal manufacturing by-product. The Company also, from time to time, obtains magnet wire scrap from other copper wire producers and processes it along with the internal scrap.

    EXPORTS

         Sales of exported goods approximated $55.5 million, $52.7 million and $70.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. Communication cables are the Company's primary products exported.

    BACKLOG

         The Company has no significant order backlog in that it follows the industry practice of producing its products on an ongoing basis to meet customer demand without significant delay. The Company believes the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates.

    COMPETITION

         In each of the Company's operating sectors, the Company experiences competition from at least one major competitor. However, due to the diversity of the Company's product lines as a whole, no single competitor competes with the Company across the entire spectrum of the Company's product lines. Many of the Company's products are made to industry specifications, and are therefore essentially fungible with those of competitors. Accordingly, the Company is subject in many markets to competition on the basis of price, delivery time, customer service and ability to meet specialty needs. The Company believes it enjoys strong customer relations resulting from its long participation in the industry, its emphasis on customer service, its commitment to quality control, reliability, and its substantial production resources. The Company's distribution networks enable it to compete effectively with respect to delivery time. From time to time the Company has experienced reduced margins in certain markets due to price cutting by competitors.

    ENVIRONMENTAL COMPLIANCE

         Management does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition or results of operations. The Company does not currently anticipate material capital expenditures for environmental control facilities. No material expenditures relating to these matters were made in 1995, 1994 or 1993. In connection with the 1988 Acquisition and associated Stock Purchase Agreement with UTC dated January 15, 1988 (the "1988 Acquisition Agreement"), UTC indemnified the Company with respect to certain environmental liabilities. See "Item 3. Legal Proceedings" for further discussion of the Company's environmental liabilities and the UTC indemnity.

    EMPLOYEES

         As of December 31, 1995 the Company employed approximately 1,478 salaried and 2,624 hourly employees in 33 states. Labor unions represent approximately 48% of the Company's work force. Collective bargaining agreements expire at various times between 1996 and 1998. Contracts covering approximately 32% of the Company's unionized work force will expire at various times during 1996. The Company believes that it will be able to renegotiate its contracts covering such unionized employees on terms that will not be materially adverse to it, however, no assurance can be given to that effect. The Company believes its relations with both unionized and nonunionized employees have been good.

    ITEM 2.  PROPERTIES

         At December 31, 1995 the Company operated 24 manufacturing facilities in 12 states. Except as indicated below, all of the facilities are owned by the Company or its subsidiaries. The Company believes its facilities and equipment are reasonably suited to its needs and are properly maintained and adequately insured.

         The following table sets forth certain information with respect to the manufacturing facilities of the Company at December 31, 1995:

                                                             Square
          Operation                         Location          Feet
          ---------                         --------         ------


        Automotive . . . . . . . . .   Kosciusko, MS         90,000(a)
                                       Marion, IN            50,000
                                       Orleans, IN          425,000

        Building Wire  . . . . . . .   Anaheim, CA          174,000
                                       Columbia City, IN    400,000
                                       Lithonia, GA         144,000
                                       Pauline, KS          501,000
                                       Tiffin, OH           260,000

        Communication  . . . . . . .   Chester, SC          218,000
                                       Hoisington, KS       239,000
        Industrial . . . . . . . . .   Lafayette, IN        350,000
                                       Pana, IL             110,000

        Insulation . . . . . . . . .   Newmarket, NH        132,000
                                       (2 facilities)
                                       Rutland, VT           61,000
        Magnet Wire  . . . . . . . .   Charlotte, NC         26,000     (Leased)
                                       Fort Wayne, IN       181,000
                                       Franklin, IN          35,000(b)
                                       Franklin, TN         289,000     (Leased)
                                       Kendallville, IN      88,000
                                       Rockford, IL         319,000
                                       Vincennes, IN        267,000


        Metals Processing  . . . . .   Columbia City, IN     75,000
                                       Jonesboro, IN         56,000

    (a)  Approximately 30,000 square feet is leased.

    (b)  The   total  square   footage  of  the   Franklin,  IN   facility  is
         approximately 70,000 of which 35,000 square feet is leased to Femco as described in the third succeeding paragraph below.

         In addition to the facilities described in the table above, the Company owns or leases 44 warehouses throughout the United States, plus one each in Canada and the Philippines to facilitate the sale and distribution of its products. The Company owns and maintains executive and administrative offices in Fort Wayne, Indiana.

         The Company believes its plants are generally adequate to service the requirements of its customers. Overall, the Company's plants are utilized to a substantial, but not full degree. The extent of current utilization is generally consistent with historical patterns, and, in the view of management, is satisfactory. The Company does not view any of its plants as being substantially underutilized, except for Lafayette, IN, which is currently undergoing a capital expenditure program to make it the focus plant for industrial wire products. Most plants operate on schedules of no less than three eight hour shifts, five days a week. During 1995, the Company's facilities operated overall at approximately 90% of capacity, with MWIS at 99% and WCS at 85% of capacity.

         The  property in  Franklin, Indiana  is a  magnet  wire manufacturing facility occupied by both the Company and a joint venture between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan ("Femco"). Half of the Franklin, Indiana building is leased to Femco which manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

    ITEM 3.  LEGAL PROCEEDINGS

    LEGAL AND ENVIRONMENTAL MATTERS

         The Company is engaged in certain routine litigation arising in the ordinary course of business. The Company does not believe that the adverse determination of any pending litigation, either individually or in the aggregate, would have a material adverse effect upon its business, financial condition or results of operations.

         Potential environmental liability to the Company arises from both on-site contamination by, and off-site disposal of, hazardous substances. On-site contamination at certain Company facilities is the result of historic disposal activities, including activities attributable to the Company operations and those occurring prior to the use of a facility site by the Company. Off-site liability would include cleanup responsibilities at various sites to be remedied under federal or state statutes for which the Company has been identified by the United States Environmental Protection Agency (the "EPA") (or the equivalent state agency) as a Potentially Responsible Party ("PRP").

         The Company has been named in government proceedings which involve environmental matters with potential remediation costs. Once the Company has been named as a PRP, it estimates the extent of its potential liability based upon, among other things, the number of other identified PRPs and the relative contribution of the Company waste at the site. Most of the sites the Company is currently named in as a PRP are covered by an indemnity from UTC which is part of the 1988 Acquisition Agreement. In that agreement, UTC agreed to indemnify the Company against losses incurred under any environmental protection and pollution control laws or resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the Company prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In addition, in order to be covered by this indemnity, the condition, event, and circumstance must have been known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC, and all payments required to be made are paid directly by UTC. These sites are all mature sites where allocations have been settled and remediation is well underway or completed. The Company is not aware of any inability or refusal on the part of UTC to pay amounts that are owing under the indemnity. There are no disputes between the Company and UTC concerning these matters that are covered by the indemnification.

         UTC also provided a second environmental indemnity, referred to as the "basket indemnity." It relates to liabilities related to environmental events, conditions, or circumstances existing at or prior to February 29, 1988, which only became known to UTC in the five year period commencing February 29, 1988. As to any such liabilities, the Company is responsible for the first $4.0 million incurred. Thereafter, UTC has agreed to fully indemnify the Company for any liabilities in excess of the $4.0 million. The Company is currently named as a PRP in three sites which meet the criteria for the basket indemnity. Those sites are Fisher Calo Chemical and Solvents Corporation, Kingsbury, IN; Organic Chemicals, Inc., Grandville, MI; and USS Lead Refinery Inc., East Chicago, IL. Based on records showing very small quantities of material shipped to Organic Chemicals and USS Lead Refinery, the Company has determined that its liability, if any, will be de minimis, although activities at those sites have not advanced sufficiently in order for the Company to make an accrual. At Fisher Calo, the Company entered into a consent decree which defined its share as 0.25% and an expected liability of $0.1 million, which has been accrued. Expenses at these three sites, up to $4.0 million, will be incurred by the Company rather than UTC as the basket has not been exhausted under the basket indemnity.

         In addition, there are five sites where the Company is either named as a PRP or a defendant in a civil lawsuit which are not covered by the indemnity or the basket indemnity. They are Ascon Landfill, Huntington Beach, CA; A-1 Disposal Corp., Allegan County, MI; Angola Soya Co., Angola, IN; Milford Mill, Beaver County, UT; and Uniontown Landfill, Uniontown, IN. Ascon Landfill was an oil percolation refining center. The Company received a request for information from the California Department of Toxic Substance Control in 1994 and replied that it has no records linking the Company to the site. A-1 Disposal Corp. stored and treated hazardous waste. The Company was one of a number of PRPs who entered into a consent decree with the Michigan Department of Natural Resources to clean the site. The Company has paid its assessment for the remediation and expects no further payments. Angola Soya was a solvent reclamation facility in the 1950 s and 1960 s. The Company is cooperating with the Indiana Department of Environmental Management to conduct a limited removal of certain drums of spent solvents. The Milford Mill site was a copper mill used by the Company for a few years in the early 1970 s. The Company is one of the PRPs identified by the EPA. The EPA has conducted a removal at the site and incurred $0.4 million in costs, for which it seeks reimbursement from the PRPs. The Uniontown Landfill is the subject of a civil lawsuit where the Company is one of several defendants sued by the owner of the landfill to recover alleged site investigation and groundwater remediation costs. The Company does not believe it is responsible for any material taken to this site and is vigorously defending itself. The Company has provided a reserve in the amount of $0.6 million to cover contingencies associated with these five sites. The accrual is based on management s best estimate of The Company s exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, actual remediation costs incurred, the estimated inability of other PRPs to pay their proportionate share of remediation costs, the nature of each site, and the number of participating parties. The Company does not believe that any of the environmental proceedings in which it is involved and for which it may be liable will individually or in the aggregate have a material adverse effect upon its business, financial condition, or results of operations and none involves sanctions.

         Since about 1990, the Company has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. During 1995, the number of cases filed against the Company increased significantly relative to its historic average with the number of pending cases increasing from about 25 to 60. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of 1995.

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

    ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth (i) selected historical consolidated financial data of the Company prior to the Acquisition ("Predecessor") as of and for the nine month period ended September 30, 1992 and for the year ended December 31, 1991, (ii) selected historical consolidated financial data of the Company after the Acquisition ("Successor") as of and for the years ended December 31, 1995, 1994 and 1993 and the three month period ended December 31, 1992, and, (iii) combined historical consolidated financial data of Successor for the three month period ended December 31, 1992 and Predecessor for the nine month period ended September 30, 1992. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and related notes included elsewhere herein. The selected historical consolidated financial data presented below as of and for the three month period ended December 31, 1992 and the nine month period ended September 30, 1992 and as of and for the year ended December 31, 1991, were derived from the audited consolidated financial statements of Successor and Predecessor (not presented herein). The selected historical consolidated financial data presented below, as of and for the years ended December 31, 1995, 1994 and 1993, were derived from the consolidated financial statements of Successor, which were audited by Ernst & Young LLP, independent auditors, whose report with respect thereto, together with such financial statements, appears elsewhere herein.

                                             SUCCESSOR                   COM-       PREDECESSOR
                                                                       BINED(a)
                              ---------------------------------------- --------  -----------------
                                                               Three    Twelve    Nine      Year
                                                               Month     Month    Month    Ended
                                                               Period   Period   Period   December
                                        Year Ended             Ended     Ended    Ended     31,
    In Thousands of                    December 31,           December December September
    Dollars                    ---------------------------      31,       31,      30,

                                1995       1994       1993      1992     1992     1992      1991
    -------------------        ------     ------     ------    ------   ------   ------    ------

    Statement of
     Operations Data:
    Net sales                $1,201,650 $1,010,075 $868,846   $209,354  $909,351 $699,997 $885,492

    Other income/(expense)
     -net                       (1,032)      (910)      188        145     1,237    1,092      522
                              --------- ---------- --------   --------  -------- -------- --------


                              1,200,618 1,009,165   869,034    209,499   910,588  701,089  886,014
                              --------- ---------- --------   --------  -------- -------- --------


    Cost of goods sold        1,030,511   846,611   745,875    186,026   780,148  594,122  753,077
    Selling and
     administrative              93,250    85,129    75,489     22,349    81,958   59,609   80,227
    Interest expense(b)          34,683    24,554    25,241      8,086    22,591   14,505   24,969

    Unusual items(c)                  -         -         -          -    18,139   18,139        -
                              --------- ----------  --------  --------  -------- -------- --------

    Total costs and
     expenses                 1,158,444   956,294   846,605    216,461   902,836  686,375  858,273
                              ---------   -------   -------    -------   -------  -------  -------
    Income (loss) before
     income taxes and
     extraordinary charge        42,174    52,871    22,429     (6,962)    7,752   14,714   27,741
    Provision (benefit)
     for income taxes(d)         19,680    22,700    13,052     (1,900)    7,378    9,278   13,241
                              ---------   -------   -------    -------   -------  -------  -------
    Income (loss) before
     extraordinary charge        22,494    30,171     9,377     (5,062)      374    5,436   14,500
    Extraordinary charge
     net of income tax
     benefit(e)                   2,971         -     3,367          -       122      122    1,471
                              ---------   -------   -------    -------   -------  -------  -------


    Net Income (loss)           $19,523   $30,171   $ 6,010    $(5,062)  $   252  $ 5,314  $13,029
                              =========   =======   =======    =======   =======  =======  =======





                                             SUCCESSOR                   COM-       PREDECESSOR
                                                                       BINED(a)
                              ---------------------------------------- --------  -----------------
                                                               Three    Twelve    Nine      Year
                                                               Month     Month    Month    Ended
                                                               Period   Period   Period   December
                                        Year Ended             Ended     Ended    Ended     31,
    In Thousands of                    December 31,           December December September
    Dollars                    ---------------------------      31,       31,      30,

                                1995       1994       1993      1992     1992     1992      1991
    -------------------        ------     ------     ------    ------   ------   ------    ------

    Balance Sheet Data
     (at end of period):

    Working capital            $167,921  $191,062  $155,136   $123,935           $162,661 $124,485
    Total assets                744,468   750,300   706,997    703,147            447,874  413,648
    Long-term debt
     (including current
     portion)                   412,750   200,000   200,000    221,289            189,890  193,580

    Stockholder's equity        114,678   333,903   303,732    297,722            132,257  120,354

    Other Data:
    Additions to
     property, plant and
     equipment                  $28,555   $30,109   $26,167    $14,705   $31,180  $16,475  $13,242
    Ratio of earnings to
     fixed charges(f)               1.6       3.0       1.7          -                1.9      2.0

    Deficiency of
     earnings to fixed
     charges(f)                       -         -         -     $7,078                  -        -


                                                 (Footnotes on following page)

    (a) Represents a combination of Successor's three month period ended December 31, 1992 and Predecessor's nine month period ended September 30, 1992. Such combined results are not directly comparable to the consolidated results of operations of the Predecessor for the year ended December 31, 1991, nor are they necessarily indicative of the results for the full year due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Financial data of the Company as of October 1, 1992 and thereafter reflect the Acquisition using the purchase method of accounting, and accordingly, the purchase price was allocated to assets and liabilities based upon their estimated fair values. However, to the extent that Holdings management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholders' equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

    (b) In connection with the Acquisition and Merger, debt issuance costs of $1.5 million and $1.8 million associated with debt retired were included in interest expense for the year ended December 31, 1993 and the three month period ended December 31, 1992, respectively.

    (c) In connection with the Acquisition and Merger, the Predecessor recorded certain merger related expenses of $18.1 million consisting primarily of bonus and option payments to certain employees and certain merger fees and expenses, which were charged to the Predecessor's operations in the nine month period ended September 30, 1992.

    (d) Holdings and the Company file a consolidated U.S. federal income tax return. The Company operates under a tax sharing agreement with Holdings whereby the Company's aggregate income tax liability is calculated as if it filed a separate tax return with its subsidiaries.

    (e) During 1995, Successor recognized an extraordinary charge of $3.0 million, net of applicable tax benefit, representing the write-off of unamortized debt issuance costs associated with the termination of the Company's former credit agreement. During 1993, Successor recognized extraordinary charges of $3.1 million, net of applicable tax benefit, representing the write-off of unamortized debt issuance costs associated with the termination of the Company's term credit facility under its former credit agreement, and $0.3 million, net of applicable tax benefit, representing the net loss resulting from the redemption of the 12 3/8% Senior Subordinated Debentures due 2000 (the "Debenture Repurchases"). During 1992 and 1991 Predecessor made Debenture Repurchases which had a carrying value of $13.8 million and $42.0 million, respectively. The net loss resulting from these repurchases, which includes the write-off of a portion of unamortized debt issuance costs, was reflected as an extraordinary charge of $0.1 million and $1.5 million, net of applicable income tax benefit for Predecessor during 1992 and 1991, respectively.

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

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    INTRODUCTION

         The Company is engaged in one principal line of business, the development, production and marketing of electrical wire and cable. The Company's principal products are: building wire for the construction industry; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire; wire for automotive and appliance applications; industrial wire and cable products; and insulation products for the electrical industry. See "Item
    1. Business Product Lines" for total sales by each major product line for the years ended 1995, 1994 and 1993.

    RESULTS OF OPERATIONS

    1995 COMPARED WITH 1994

         Net sales for 1995 were $1,201.7 million or 19.0% higher than 1994, reflecting primarily a marked increase in product prices and higher sales from the Company's distribution business as it relates to the acquired distribution operations. See "Item 1. Business Sector Operations Magnet Wire and Insulation Sector" and "Liquidity, Capital Resources and Financial Condition" under this caption. Sales volumes in 1995 approximated those experienced in 1994. Higher product prices were essentially the result of a significant increase in copper costs the Company's principal raw material. Average COMEX copper prices in 1995 rose approximately 25% from 1994 and, notwithstanding the magnitude of the price increase, were generally passed on to customers through product pricing, as is customary in the Company's business. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Item 1. Business Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

         Sales for the Magnet Wire and Insulation Sector increased approximately 33% over 1994, driven by higher copper prices, increased distribution sales attributable to the acquired distribution operations in the amount of approximately $24.0 million, improved pricing and growth in sales volumes. Magnet wire sales volumes and product pricing improved during 1995 due to increased demand for its magnet wire products by distributors and original equipment manufacturers. Communication voice and data wire sales in 1995 also improved approximately 49% over 1994 due to higher copper prices and domestic sales volumes and to strengthening product prices. Export sales were essentially flat between 1995 and 1994. The Company believes that communication wire pricing has strengthened due to sharply higher demand for copper communication wire products coupled with a recent decline in industry manufacturing capacity. The Company cannot, however, provide assurances that such favorable communication market conditions will continue in 1996. The Company's automotive wire sales volume in 1995 was also up over 1994 by approximately 8%, although

    North American new car and light truck sales volume increased just over 2% in 1995. This improvement in sales volume was the result of a marked increase in sales to other automotive accounts and, to a lesser degree, improved sales to the Company's principal automotive wire customer, United Technologies Automotive Group ("UTA"). See "Item 1. Business Sector Operations." Building wire sales in 1995 increased approximately 4% over 1994 reflecting a combination of higher copper prices, lower sales volumes and a steep decline in product pricing. Building wire product pricing (without regard to copper costs) declined materially, and to a lesser extent sales volumes, due to very competitive market conditions caused primarily by excess industry capacity. It is the Company s belief that although the overall building wire market is expected to experience continued growth in the near term, there can be no assurance the competitive market conditions currently present will not continue in 1996.

         Cost of goods sold increased 21.7% in 1995 compared with 1994 due primarily to increased copper and other material costs and increased distribution cost of sales attributable to the acquired distribution operations. The Company's cost of goods sold as a percentage of net sales was 85.8% and 83.8% in 1995 and 1994, respectively. The cost of goods sold percentage in 1995 was unfavorable compared to 1994 due primarily to substantially higher copper prices and declining building wire product pricing partially offset by lower manufacturing costs resulting from continued capital investments and higher manufacturing volumes in the communication and automotive business units.

         Selling and administrative expenses in 1995 were 9.5% higher than 1994 due primarily to increased overhead expenses attributable to the acquired distribution operations in the amount of approximately $5.1 million and to increased sales commissions associated with higher sales.

         Interest expense in 1995 was 41.8% higher than in 1994 due primarily to additional borrowings under the Company's new credit facilities to effect the redemption (the "Redemption") on May 15, 1995 of all of
    Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). See "Liquidity, Capital Resources and Financial Condition"under this caption. The Company's average interest rate decreased from 10.4% in 1994 to 9.4% in 1995 due to the Redemption.

         Other expense consists primarily of write-offs related to fixed asset disposals occurring in the normal course of business.

         Income tax expense was 46.7% of pretax income in 1995 compared with 42.9% in 1994. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

         The Company recorded net income of $19.5 and $30.2 million in 1995 and 1994, respectively. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized debt issuance costs associated with the Company s former credit agreement.

    1994 COMPARED WITH 1993

         Net sales for 1994 were $1,010.1 million or 16.3% higher than 1993, reflecting product price increases, higher sales volumes and the inclusion of Interstate Industries' sales. Sales volumes in 1994 were at record levels for the third straight year, exceeding the 1993 sales volumes by approximately 6.9%. The Company believes the improved sales volumes resulted from increased demand for wire products within the served markets which was partially attributable to a growing economy and to increased usage of the Company's wire in end products, especially as these factors affected the markets served by the Magnet Wire and Insulation Sector. Higher product prices reflected a marked increase in copper costs and improved product pricing. Copper is the Company's principal raw material. The 1994 average COMEX copper price rose 23.9% from 1993 and, notwithstanding the magnitude of the price increase, copper costs were generally passed on to customers through product pricing, as is customary in the Company's business. For a discussion of the Company's practices with respect to the purchase, internal distribution and processing of copper, see "Item 1. Business Metals Operations." Also see "General Economic Conditions and Inflation" under this caption.

         Sales for the Magnet Wire and Insulation Sector increased 24.1% over 1993, driven by a 21.8% growth in sales volumes and higher copper prices, partially offset by a higher proportion of customer-owned copper in the division's sales mix. Customer-owned copper refers to instances where certain customers provide their own purchased copper for use in the Company's wire production; the Company s sales to these customers include only a value-added component. Improved sales volumes were attributable to increased demand for magnet wire products in the automotive, electric motor and transformer markets as well as increased sales to distributors. Building wire sales increased 17.4% compared to 1993, due principally to higher copper prices and improved product pricing. Increased demand within the building wire market contributed to reduced competitive pricing pressures which had adversely impacted this market in 1993. Building wire sales volumes were comparable to 1993. Automotive wire volumes increased approximately 12.9% from 1993 due to a strengthening automotive market (new car and light truck sales volumes in the United States was approximately 10% higher in 1994 than 1993), and the addition of several new customers. Interstate Industries provided approximately $14.0 million of additional sales in 1994. Communication wire sales volumes decreased 19.1% from 1993 resulting from a 46.6% decline in export sales, due primarily to increased pricing pressures from foreign competitors, partially offset by an 8.8% improvement in domestic communication wire sales.

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

    LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         The Company's financial position at December 31, 1995 was highly leveraged. The Company's aggregate notes payable to banks plus long-term debt was $424.5 million and its stockholder's equity was $114.7 million. The resulting ratio of debt to stockholder's equity of approximately 3.7 to 1 compares to a ratio of 0.6 to 1 at December 31, 1994 reflecting additional borrowings under the Company's new credit facilities to effect the Redemption of the Debentures on May 15, 1995 as discussed below.

         In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for 1996. As of December 31, 1995, the Company was in compliance with all covenants under the agreements governing their outstanding indebtedness and was servicing their cash debt obligations out of operating cash flow.

         In April 1995, in connection with the Redemption of all of Holdings' outstanding Debentures at their principal amount of $272.9 million, the Company terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260.0 million revolving credit agreement, dated as of April 12, 1995 by and among the Company, Holdings, the lenders named therein and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995 by and among the Company, Holdings, as guarantor, the lenders named therein and Chemical Bank, as administrative agent (the "Term Loan", together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25.0 million agreement and lease dated as of April 12, 1995 by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement" and together with the Credit Facilities the "New Company Facilities"). The Company recognized an extraordinary charge of approximately $3.0 million, net of applicable tax benefit, in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of the Former Credit Agreement. Holdings is a party to each of the Credit Facilities and has guaranteed the Company's obligations under the Revolving Credit Agreement. Holdings has secured its obligations pursuant to the guarantee of the Revolving Credit Agreement by a pledge of all of the outstanding stock of the Company to the lending banks.

         On May 12, 1995 the Company borrowed the full amounts available under the Term Loan and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238.8 million) and repayment of a portion of an intercompany liability ($34.1 million) totaling $272.9 million. Holdings applied such funds to effect the redemption of its Debentures, at 100% of their principal amount of $272.9 million, on May 15, 1995.

         The Revolving Credit Agreement provides for up to $260.0 million in revolving loans, subject to specified percentages of eligible assets and also provides a $25.0 million letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. The Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted
    Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or 0.5% of the average daily unused portion of the available credit based upon certain specified financial conditions.

         The Term Loan provides an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Term Loan bears floating rates of interest at bank prime plus 2.75% or a reserve adjusted Eurodollar rate (LIBOR) plus 3.75%. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995, requires the Company to repay $12.4 million of the term loan on or before April 15, 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

         The Sale and Leaseback Agreement provides $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of Lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by Lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

         The Revolving Credit Agreement restricts incurrence of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditures and investments and, with certain exceptions, limits prepayment of indebtedness, including the Senior Notes, and early redemption of Holdings' outstanding Series B Preferred Stock. Transactions with affiliates are also restricted subject to certain exceptions. The Term Loan and the Senior Note Indenture prohibit, with certain exceptions, the incurrence by the Company of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or the Company to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of the Company.

         The Company also has uncommitted bank lines of credit which provide unsecured borrowings for working capital of up to $25.0 million of which $11.8 million was outstanding at December 31, 1995 and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At December 31, 1995, such rates of interest averaged 6.7%.

         The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

         Net cash provided by operating activities in 1995 was $55.7 million, compared to $37.1 million during the same period in 1994. The increase in cash provided by operating activities was primarily attributable to reduced growth in accounts receivable, a higher level of accounts payable and a reduction in other assets partially offset by the reduction of an intercompany liability with Holdings. Holdings used the repayment of the intercompany liability to fund part of its Debenture Redemption as discussed above. Accounts payable increased during 1995 due to a more active working capital management program while other assets declined due to the collection in 1995 of a 1994 miscellaneous receivable.

         Capital expenditures of $28.6 million in 1995 were $1.6 million less than in 1994. In 1995, approximately $8.9 million was invested in magnet wire ovens to improve product quality and increase manufacturing productivity and approximately $4.9 million was invested in the industrial wire business unit for new equipment to improve quality and productivity and, to a lesser degree, expand capacity. Capital expenditures in 1996 are expected to be approximately 20%-25% below 1995 and will be used to complete modernization projects, expand capacity, enhance efficiency and ensure continued compliance with regulatory requirements. At December 31, 1995, approximately $4.6 million was committed to outside vendors for capital expenditures. The Credit Facilities impose limitations on capital expenditures, business acquisitions and investments. On September 29, 1995, the Company acquired from Avnet, Inc. certain assets of its distribution operations, which became part of MWIS' national distribution business unit upon consummation of the asset purchase. The acquisition consisted primarily of inventory and some fixed assets which totalled approximately $24.9 million, subject to final inventory adjustments, and was financed from proceeds received under the Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

         Regarding long-term liquidity issues, capital expenditures are anticipated to be at or below historical levels while the Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Term Loan and the Sale and Leaseback Agreement.

         The Company's operations involve the use, disposal and clean-up of certain substances regulated under environmental protection laws. The Company has accrued $0.7 million for expected environmental site remediation and restoration costs. The accruals were based upon management's best estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows. See "Item 3. Legal Proceedings" for further discussion of the Company's environmental liabilities.

    CONSIDERATIONS RELATING TO HOLDINGS' CASH OBLIGATIONS

         Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the Revolving Credit Agreement. Accordingly, Holdings' ability to meet its obligations when due under the terms of its indebtedness will be dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' obligations.

         The Company expects that it may make certain cash payments to Holdings from time to time to the extent cash is available and to the extent it is permitted under the terms of the Credit Facilities and the Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and
    (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through the Company, or employees). To the extent the Company makes any such payments, it will do so out of operating cash flow, borrowings under the Revolving Credit Agreement or other sources of funds it may obtain in the future and only to the extent such payments are permitted under the terms of the Credit Facilities and the Senior Note Indenture.

         At December 31, 1995, Holdings had outstanding 2,033,782 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock"). The aggregate liquidation preference of the Series B Preferred Stock was $50.8 million at December 31, 1995. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series B Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

         Dividends on the Series B Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series B Preferred Stock or in any combination thereof. Dividends on the Series B Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and the Senior Note Indenture restricts the payment of cash to Holdings. In order to make cash dividend payments on the Series B Preferred Stock under the terms of the Senior Note indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

         In October 1995, Holdings filed with the Securities and Exchange Commission a registration statement for an offer to exchange an equal number of Series B Cumulative Redeemable Exchangeable Preferred Stock for all outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock due 2004 (the "Series A Preferred Stock"). The terms of the Series A Preferred Stock and the Series B Preferred Stock are identical in all material respects, except for certain transfer restrictions relating to the Series A Preferred Stock. The exchange was concluded in December 1995 for all outstanding shares of Series A Preferred Stock.

    DERIVATIVE FINANCIAL INSTRUMENTS

         The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases and firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains within the underlying contracts.

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

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

           Report of Independent Auditors   . . . . . . . . . . . . . .  F-1

           Consolidated Balance Sheets:
               As of December 31, 1995 and 1994   . . . . . . . . . . .  F-2

           Consolidated Statements of Operations:
               For each of the three years in the period
               ended December 31, 1995  . . . . . . . . . . . . . . . .  F-3

           Consolidated Statements of Cash Flows:
               For each of the three years in the period
               ended December 31, 1995  . . . . . . . . . . . . . . . .  F-4

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

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                     PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



         The following table sets forth information concerning the Directors and Executive Officers of the Company:

    Name                 Age  Position
    ----                 ---  ---------

    Steven R. Abbott     48   President and Chief Executive Officer;
                              Director (Chairman)
    Robert J. Faucher    51   Executive Vice President; Director
    Robert D. Lindsay    41   Director
    Charles W. McGregor  54   President - Magnet Wire and Insulation Sector;
                              Director
    David A. Owen        50   Executive Vice President and
                              Chief Financial Officer; Director
    Ward W. Woods        53   Director


         Mr. Abbott has been a director since 1988. Messrs. Lindsay and Woods became directors of the Company in 1992. Messrs. Owen and Faucher became directors in 1993 and Mr. McGregor was elected as a director in April 1994. Directors of the Company are elected annually to serve until the next annual meeting of stockholders of the Company or until their successors have been elected or appointed and qualified. Executive officers are appointed by, and serve at the discretion of, the Board of Directors of the Company.

         Mr. Abbott was appointed President and Chief Executive Officer of the Company on February 26, 1996. He was President of the Wire and Cable Sector from September 1995 to February 1996 and President of the Wire and Cable Division from September 1993 to September 1995. He was President of the Magnet Wire and Insulation Division from 1987 to 1993. Mr. Abbott has been employed by the Company since 1967. Mr. Abbott is also a Director of Holdings.

         Mr. Faucher was appointed Executive Vice President in September 1995. He was President of the Engineered Products Division from January 1992 to September 1995. He was Vice President, Operations in the Industrial Products Division from June 1988 to January 1992. He joined the Company in 1985 as Vice President, Planning.

         Mr. Lindsay is the sole shareholder and president of a corporation which is a manager of a limited liability company that is the general partner of BHLP. Mr. Lindsay is the sole shareholder of a corporation that is the general partner of the partnership which is the general partner of BCP. He is also the sole shareholder of corporations which are the general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Lindsay was Managing Director of Bessemer Securities Corporation ("BSC"), the principal limited partner of BHLP and BCP, from January 1991 to June 1993. Prior to joining BSC, Mr. Lindsay was a Managing Director in the Merchant Banking Division of Morgan Stanley & Co., Incorporated. He is the Chairman of Metropolitan International,

    Inc., and a director of Stant Corporation and several private companies. Mr. Lindsay is also a Director of Holdings.

         Mr. McGregor was appointed President of the Magnet Wire and Insulation Sector in September 1995. He was President of the Magnet Wire and Insulation Division from September 1993 to September 1995. He was Director of Manufacturing for the Division from 1987 to 1993. Mr. McGregor has been employed by the Company since January 1970.

         Mr. Owen was appointed Executive Vice President and Chief Financial Officer of the Company in March 1994. He had been appointed Vice
    President Finance and Chief Financial Officer of the Company in March 1993, and Treasurer of the Company in April 1992. Prior to that time, Mr. Owen was Director, Treasury and Financial Services for the Company. Mr. Owen has been employed by the Company since 1976.

         Mr. Woods is the sole shareholder and president of a corporation which is the principal manager of a limited liability company that is the general partner of BHLP. Mr. Woods is the sole shareholder of a corporation that is the managing general partner of the partnership which is the general partner of BCP. He is also the sole shareholder of corporations which are the managing general partners of the two partnerships affiliated with BHLP and BCP to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is President and Chief Executive Officer of BSC, the principal limited partner of BHLP and BCP. Mr. Woods joined BSC in 1989. For ten years prior to joining BSC, Mr. Woods was a senior partner of Lazard Freres & Co., an investment banking firm. He is chairman of Overhead Door Corporation and Stant Corporation. He is a director of Boise Cascade Corporation, Freeport-McMoran Inc., McMoran Oil & Gas Co., Freeport-McMoran Copper & Gold, Inc., Graphic Controls Corporation, Kelly Oil & Gas Corporation and several private companies. Mr. Woods is also Chairman of the Board of Directors of Holdings.

    ITEM 11.  EXECUTIVE COMPENSATION

    COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The directors of the Company receive no compensation for their service as directors except for reimbursement of expenses incidental to attendance at meetings of the Board of Directors.

         The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and four other most highly compensated executive officers for each of the three years ended December 31, 1995.

                            SUMMARY COMPENSATION TABLE


                                                                   Long Term
                                                    Annual        Compensation
                                                 Compensation        Awards
                                              -----------------   ------------

                                                                   Number of
                                                                   Securities
                                                                   Underlying
                                                                    Options/      All Other
                                               Salary    Bonus        SARs      Compensation
          Name and Principal Position   Year    ($)       ($)       (#) (1)        ($) (2)
          ---------------------------   ----  -------   -------   ------------  ------------

          Stanley C. Craft              1995   310,004   450,000    100,000        27,905
           President and                1994   293,763   400,000    150,000        22,174
           Chief Executive              1993   278,754   130,000     40,000        12,534
           Officer (CEO) (3)

          Steven R. Abbott              1995   193,757   250,000     75,000        12,999
           President - Wire             1994   182,502   200,000    120,000         8,306
           and Cable Division           1993   172,500    72,000     25,000         8,599

          Charles W. McGregor           1995   157,503   210,000     65,000         9,684
           President - Magnet Wire      1994   132,504   165,000    100,000         7,787
           and Insulation Division      1993   103,215    50,000     25,000         8,547


          David A. Owen                 1995   157,503   185,000     50,000         8,120
           Executive Vice President     1994   145,257   165,000    100,000         6,894
           and Chief Financial          1993   132,682    53,000     25,000         6,312
           Officer (CFO)
          Robert J. Faucher             1995   157,503   175,000     50,000        11,356
           President - Engineered       1994   149,379   145,000    100,000         8,568
           Products Division            1993   141,876    55,000     25,000         6,916



    (1) All awards are for options to purchase the number of shares of common stock of Holdings indicated, provided, however, that the number of shares for which all options are exercisable and the exercise price therefor may be reduced by the Board of Directors of Holdings in accordance with a specified formula. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management.")

    (2) All Other Compensation in 1995 consists of Company contributions to the defined contribution and deferred compensation plans on behalf of the executive officer and imputed income on excess Company-paid life insurance premiums. The following table identifies and quantifies these amounts for the named executive officers:

                                    S.C. Craft  S.R. AbbottC.W. McGregor  D.A. Owen  R.J. Faucher
                                    ----------  ------------------------  ---------- ------------

    Company matching under the
      defined contribution and
      deferred compensation plans     $22,800     $11,831      $8,089       $7,202       $9,837

    Imputed income on excess
      life insurance premiums           5,105       1,168       1,595          918        1,519
                                     --------    --------    --------     --------     --------

         Total                        $27,905     $12,999      $9,684       $8,120      $11,356
                                     ========    ========    ========     ========      =======

    (3) Mr. Craft served as President and Chief Executive Officer of the Company from October 1992 until February 26, 1996.


                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rates of Stock
                                                                              Price Appreciation
                               Individual Grants                              for Option Term (2)
    ------------------------------------------------------------------------ ---------------------
                          Number of
                          Securities    % of Total
                          Underlying   Options/SARs
                         Options/SARs   Granted to   Exercise or
                           Granted     Employees in  Base Price   Expiration
            Name           (#) (1)     Fiscal Year     ($/Sh)        Date      5% ($)    10% ($)
    ------------------- ------------- ------------- ------------  ---------- ---------- ----------

    Stanley C. Craft       100,000         13.3         2.86       1/01/06    179,711    455,423
    Steven R. Abbott        75,000         10.0         2.86       1/01/06    134,783    341,567
    Charles W. McGregor     65,000          8.7         2.86       1/01/06    116,812    296,025

    David A. Owen           50,000          6.7         2.86       1/01/06     89,856    227,712
    Robert J. Faucher       50,000          6.7         2.86       1/01/06     89,856    227,712


    (1) In January 1996 options to purchase 750,000 shares of Holdings' common stock were granted in respect of performance for the year ended December 31, 1995. All such options become exercisable on January 1, 1999.

    (2) The potential realizable value assumes a per-share market price at the time of the grant to be approximately $2.86 with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years.

         The following table details the December 31, 1995 year end estimated value of each named executive officer's unexercised stock options. All unexercised options are to purchase the number of shares of common stock of Holdings indicated, provided, however, that the Board of Directors of Holdings may require that, in lieu of the exercise of any options, such options be surrendered without payment of the exercise price, in which case the number of shares issuable upon exercise of such options shall be reduced by the quotient of (i) the aggregate exercise price that would have been otherwise payable divided by (ii) the amount paid for each share of Holdings' common stock in the Merger (approximately $2.86 per share). See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            YEAR-END OPTION/SAR VALUES

                                                               Number of
                                                              Securities         Value of
                                                              Underlying      Unexercised In-
                                                              Unexercised        the-Money
                                                            Options/SARs at   Options/SARs at
                                                             Year-End (#)      Year-End ($)
                                                            Exercisable(E)/   Exercisable(E)/
                          Shares Acquired  Value Realized    Unexercisable     Unexercisable
            Name          on Exercise (#)        ($)            (U)(1)            (U)(2)
     -------------------  ---------------  --------------   ---------------  ----------------

     Stanley C. Craft            -                -            583,000(E)     1,078,464(E)
                                                               290,000(U)           -  (U)

     Steven R. Abbott            -                -            273,000(E)       503,367(E)
                                                               220,000(U)           -  (U)

     Charles W. McGregor         -                -             45,500(E)        82,519(E)
                                                               190,000(U)           -  (U)
     David A. Owen               -                -             52,000(E)        93,844(E)
                                                               175,000(U)           -  (U)

     Robert J. Faucher           -                -            145,000(E)       260,598(E)
                                                               175,000(U)           -  (U)

    (1) The options to purchase Holdings' common stock granted in 1996, 1995 and 1994 become exercisable three years from the date of grant. All other options granted prior to those issued in 1994 are currently exercisable.

    (2) The estimated value of unexercised in-the-money stock options held at the end of 1995 assumes a per-share fair market value of approximately $2.86 and per-share exercise prices of $1.00 and $1.25 as applicable.

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

         As of December 31, 1995, the years of credited service under the Pension Plan for each of the executive officers named in the Summary Compensation Table were as follows: Mr. Craft, twenty-six years and nine months; Mr. Abbott, twenty-six years and seven months; Mr. Owen, nineteen years and eight months; Mr. McGregor, twenty-five years and eleven months; and Mr. Faucher, twenty-three years and six months.

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

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Abbott, Woods and Lindsay constitute the Compensation Committee of the Board of Directors of the Company. See footnote (2) under the caption "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between Messrs. Lindsay and Woods and BHLP and the information set forth under the caption "Item 13. Certain Relationships and Related Transactions" for a description of certain transactions between the Company and BCP or BHLP and between Holdings and BCP or BHLP.

         Mr. Lindsay and Mr. Woods are also members of the Compensation Committee of the Holdings Board of Directors. The other member of such committee is Mr. Gleberman. Mr. Gleberman is a Partner of Goldman Sachs The Holdings Compensation Committee fixes the compensation paid to the Company's executive officers, based in part on the recommendation of Mr. Abbott. See the information set forth under the caption "Item 13. Certain Relationships and Related Transactions" for a description of certain transactions between the Company and DLJ and Goldman Sachs and their respective affiliates. The Holdings Compensation Committee considers compensation of executive officers of the Company to the extent it is paid by or affects Holdings, as is the case when options to purchase Holdings stock are granted to executive officers of Holdings.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the issued and outstanding common stock of the Company is owned beneficially and of record by Holdings. Holdings has pledged such stock to the lenders under the Revolving Credit Agreement in support of its guarantee of the Company's obligations thereunder. In the event of a default by Holdings of its obligations under such guarantee, the lenders under the Revolving Credit Agreement could exercise their powers under such pledge and thereby obtain control of the Company.

         The following table sets forth certain information regarding the beneficial ownership of the common stock of Holdings as of February 29, 1996 by (i) each beneficial owner of more than 5% of the outstanding common stock of Holdings, (ii) each director of Holdings, (iii) each of the named executive officers, (iv) all directors and executive officers of Holdings as a group, and (v) all directors and executive officers of the Company as a group. Certain beneficial owners of the common stock of Holdings are parties to an Investors Shareholder Agreement, which provides restrictions on the transferability of Holdings' common stock and other matters. The terms of the agreement are summarized in "Investors Shareholders Agreement" under this caption.

                                           Number of Shares               Percentage Ownership
                                           of Common Stock                 of Common Stock(1)
                                -------------------------------------   -------------------------

                                   Sole         Shared                   Sole     Shared
                                  Voting        Voting                  Voting    Voting    Com-
         Name and Address         Power         Power       Combined     Power    Power     bined
         ----------------       ---------    -----------   ----------   ------    ------    -----
     Bessemer Holdings,         24,496,331   6,384,848(3)   30,881,179    69.4%  16.3%(3)   79.0%
      L.P.(2)
       630 Fifth Avenue
       New York, NY 10111

     GS Capital Partners,        6,615,448            -      6,615,448    17.6      -       17.6
      L.P.(4)
       85 Broad Street
       New York, NY 10004
     DLJ International           5,487,925            -      5,487,925    14.2      -       14.2
      Partners, C.V.(5)
       140 Broadway
       New York, NY 10005

     Steven R. Abbott(6)                 -      543,000        543,000      -     1.5        1.5
       1601 Wall Street
       Fort Wayne, IN 46802
     Robert J. Faucher(7)                -      307,977        307,977      -     0.9        0.9
       1601 Wall Street
       Fort Wayne, IN  46802

     David A. Owen(8)                    -      106,828        106,828      -     0.3        0.3
       1601 Wall Street
       Fort Wayne, IN  46802
     Charles W. McGregor(9)              -       62,246         62,246      -     0.2        0.2
       1601 Wall Street
       Fort Wayne, IN  46802

     All directors and                   -   30,881,179     30,881,179       -   79.0       79.0
       officers of Holdings
       as a group
       (6 persons)(10)
     All directors and                   -   30,881,179     30,881,179       -   79.0       79.0
       officers of the
       Company as a group
       (6 persons)(11)


    (1) Percentages have been calculated assuming, in the case of each person or group listed, the exercise of all warrants and options owned (which are exercisable within sixty days following February 29, 1996) by each such person or group, respectively, but not the exercise of any warrants or options owned by any other person or group listed.

    (2) BHLP is a limited partnership the only activity of which is to make private structured investments. The primary limited partner of BHLP is BSC, a corporation owned by trusts whose beneficiaries are descendants of Henry Phipps and charitable trusts established by such descendants. Each of Messrs. Woods and Lindsay, directors of Holdings, and Mr. Michael B. Rothfeld, is a sole shareholder of a corporation which is a manager of the limited liability company which is the sole general partner of BHLP. In addition, each of Messrs. Woods, Lindsay and Rothfeld are the sole shareholders of corporations which are the general partners of each of the partnerships affiliated with BHLP and BCP, respectively, to which the Company and Holdings paid the fees described under Item 13 below. Mr. Woods is the President and Chief Executive Officer of BSC. Each of Messrs. Woods, Lindsay and Rothfeld disclaim beneficial ownership of the shares of common stock of Holdings owned or controlled by BHLP.

    (3) Consists of (a) all shares of common stock owned by executive officers, employees, former employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 2,635,498 shares), which shares are subject to a proxy held by BHLP which provides that BHLP may vote such shares on all matters presented to stockholders other than (i) the sale or merger of Holdings or the Company; (ii) any amendment to the certificate of incorporation of Holdings which would adversely affect the terms of the common stock and (iii) the election of directors in the event that BHLP does not include at least one member of management of the Company in its nominees for directors of Holdings and (b) all shares of common stock issuable upon exercise of options held by executive officers, employees and retirees of the Company and its subsidiaries, or their respective estates (a total of 3,749,350 shares). Pursuant to the terms of the applicable options agreements, the aggregate number of shares issuable upon exercise of such options can be reduced. All shares issuable upon exercise of the foregoing options are subject to the proxy held by BHLP.

    (4) Held by GS Capital Partners, L.P. (an affiliate of Goldman Sachs) and certain of its affiliates, and includes 2,241,103 shares issuable upon exercise of warrants.

    (5) Includes 3,425,635 shares issuable upon exercise of warrants held by affiliates and employees of DLJ.

    (6) Includes 273,000 shares issuable upon exercise of options held by Mr. Abbott which, pursuant to the applicable option agreement, may be reduced to 176,152 shares. All shares owned by Mr. Abbott and all shares issuable to Mr. Abbott upon exercise of options are subject to the proxy described in footnote (3) above.

    (7) Includes 145,000 shares issuable upon exercise of options held by Mr. Faucher which, pursuant to the applicable option agreement, may be reduced to 91,196 shares. All shares owned by Mr. Faucher and all shares issuable to Mr. Faucher upon exercise of options are subject to the proxy described in footnote (3) above.

    (8) Includes 52,000 shares issuable upon exercise of options held by Mr. Owen which, pursuant to the applicable option agreement, may be reduced to 32,840 shares. All shares owned by Mr. Owen and all shares issuable to Mr. Owen upon exercise of options are subject to the proxy described in footnote (3) above.

    (9) Includes 45,500 shares issuable upon exercise of options held by Mr. McGregor which, pursuant to the applicable option agreement, may be reduced to 28,877 shares. All shares owned by Mr. McGregor and all shares issuable to Mr. McGregor upon exercise of options are subject to the proxy described in footnote (3) above.

    (10) Consists of (a) the 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 324,828 shares of common stock owned by the executive officers of Holdings included in this group,
         (c) 325,000 shares issuable to the executive officers of Holdings included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 2,310,670 shares of common stock and 3,424,350 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of the Company and its subsidiaries, or their respective estates. All shares described in
         (b), (c) and (d) are subject to the proxy described in footnote (3) above.

    (11) Consists of (a) 24,496,331 shares of common stock owned by BHLP, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods and Lindsay (which beneficial ownership is disclaimed by Messrs. Woods and Lindsay see footnote (2) above), (b) 504,551 shares of common stock owned by the other directors and executive officers of the Company included in this group, (c) 515,500 shares issuable to the other directors and executive officers of the Company included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 2,130,947 shares of common stock and 3,233,850 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of the Company and its subsidiaries, or their respective estates. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

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

         Stock Option Plan. Grants of options to purchase common stock of Holdings have been made to management and employees of the Company pursuant to, and are subject to the provisions of, an Amended and Restated Stock Option Plan and individual stock option agreements. According to the terms of the foregoing plan and form of agreement, any options granted in the future thereunder will become exercisable upon the occurrence of:
    (i) the passage of 3 years; (ii) the death, retirement or disability of the optionee; (iii) a Company Sale (which shall be deemed to have occurred if any person becomes the beneficial owner of 50% or more of the combined voting power of Holdings' securities or acquires substantially all the assets of Holdings or the Company), in proportion to the percentage of Holdings' common stock sold; or(iv) the sale by BHLP (as successor in interest to BCP) of 25% or more of the then outstanding common stock of Holdings, in each case in proportion to the percentage of Holdings stock sold by BHLP. Such options are generally not transferable. Options owned by Management Stockholders are subject to the same put rights and call rights applicable to shares of common stock owned by Management Stockholders.

         Holdings may require that an option be surrendered and cancelled without payment of the exercise price. In this event, the optionee is entitled to receive a number of shares of Holdings' common stock equal to the number specified in the grant, reduced by the quotient of the aggregate exercise price otherwise payable and the fair market value per share as of October 9, 1992.

    INVESTORS SHAREHOLDERS AGREEMENT

         Set forth below is a summary of certain terms of the Investors Shareholders Agreement among Holdings, BHLP (as successor in interest to BCP), affiliates of DLJ, affiliates of Goldman Sachs and CEA. Capitalized terms used below and not otherwise defined have the meaning assigned thereto in the Investors Shareholders Agreement.

         Holdings, BHLP, certain affiliates of DLJ, certain affiliates of Goldman Sachs and CEA (collectively, the "Investor Shareholders") are parties to an Investors Shareholders Agreement that provides restrictions on the transferability of Holdings' common stock and other matters, certain of which are summarized below.

         Board of Directors. The Investors Shareholders Agreement provides that the Board of Directors of Holdings shall consist of seven directors. BHLP has the right to nominate five directors, at least one of whom will be a member of all committees of the Board of Directors of Holdings and at least one of whom will be a member of the management of the Company. The Board of Directors of Holdings currently includes four BHLP nominees, including Mr. Steven R. Abbott, Chief Executive Officer of the Company and Holdings. Similarly, so long as affiliates of DLJ and affiliates of Goldman Sachs hold at least a specified minimum percentage of the shares of common stock of Holdings and Series A Preferred Stock originally purchased by them (and under certain other limited circumstances), the affiliates of DLJ have the right to nominate one director and the affiliates of Goldman Sachs have the right to nominate one director, each of whom will be a member of all of Holdings' Board Committees. However, following the consummation of a private placement of the Series A Preferred Stock on June 5, 1995, DLJ no longer holds the minimum number of shares specified by the Investors Shareholders Agreement and is no longer entitled to nominate a director.

         Each of the Investor Shareholders is required to vote all of its voting shares in favor of the directors so nominated. If any vacancy is created on the Board of Directors of Holdings, it will be filled in accordance with the foregoing nomination procedures.

         Significant Business Decisions. The Investors Shareholders Agreement provides that certain specified significant transactions require approval of the Holdings Board of Directors. In addition, amendments to Holdings' Certificate of Incorporation and By-laws that adversely affect the terms of the common stock, amendments to the Investors Shareholders Agreement, certain significant acquisitions, dispositions, the incurrence of debt beyond specified amounts and certain transactions with affiliates require, in addition to the approval of a majority of the Board of Directors of Holdings, the approval of at least one BHLP-nominated director and, so long as the affiliates of DLJ or the affiliates of Goldman Sachs hold at least a specified minimum investment in Holdings, one director nominated by the affiliates of DLJ or by the affiliates of Goldman Sachs. DLJ no longer holds the specified minimum investment in Holdings.

         Other Rights. The Investors Shareholders Agreement also includes various rights of first offer, tag-along and pre-emptive rights among the Investor Shareholders. Holdings and the Investor Shareholders are also parties to registration rights agreements relating to Holdings' common stock.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incurred advisory fees of approximately $1.0 million for each year during the three year period ending December 31, 1995, payable to affiliates of BHLP and BCP. Pursuant to an advisory services agreement among Holdings, the Company and an affiliate of BHLP, the Company agreed to pay such affiliate an annual advisory fee of $1.0 million. See footnote (2) under "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship of Messrs. Woods and Lindsay, directors of both Holdings and the Company, with such BHLP affiliate.

         Pursuant to an engagement letter dated July 22, 1992 among BCP, BE and DLJ, as amended by a letter agreement dated October 9, 1992 among BCP, BE, DLJ and Goldman Sachs (collectively, the "Engagement Letter"), DLJ and Goldman Sachs were given the right, but not the obligation, subject to certain conditions, to act as financial advisor to the Company and Holdings until the fifth anniversary of the Acquisition on a co-exclusive basis in connection with all acquisition, divestiture and other financial advisory assignments relating to Holdings or the Company and to act as co-exclusive managing placement agents or co-exclusive managing underwriters in connection with any debt or equity financing which is either privately placed or publicly offered (excluding commercial bank debt or other senior debt which is privately placed other than any private placement which contemplates a registration of, registered exchange offer for, or similar registration with respect to such securities). In connection with any other senior debt financing which is privately placed (excluding any private placement of senior debt which contemplates a registration, registered exchange offer for, or similar registration with respect to such securities), DLJ has the right, but not the obligation, to act as co-managing placement agent or co-managing underwriter, together only with Chemical Bank. Holdings has retained the right to designate DLJ or Chemical Bank as lead placement agent or lead managing underwriter. However, DLJ no longer has the right to act as financial advisor to the Company and Holdings under the engagement letter because it no longer holds a specified minimum investment in Holdings.

         Pursuant to such engagement, DLJ and Goldman Sachs acted as underwriters in the offerings of the Senior Notes, and in such capacity received aggregate underwriting discounts and commissions of $5.3 million. For any further services performed by DLJ or Goldman Sachs pursuant to the Engagement Letter, DLJ and Goldman Sachs are entitled to fees competitive with those customarily charged by DLJ, Goldman Sachs and other major investment banks in similar transactions and to customary out of pocket fee and expense reimbursement and indemnification and contribution agreements.

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

       (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ESSEX GROUP, INC.
    Date                              (Registrant)

    March 8, 1996                   By    /s/ David A. Owen
    -------------                     --------------------------------------
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

    Date

    March 8, 1996                         /s/ Steven R. Abbott
    --------------                    --------------------------------------
                                      Steven R. Abbott
                                      President and Chief Executive Officer;
                                      Director
                                      (Principal Executive Officer)

    March 8, 1996                         /s/ David A. Owen
    --------------                    --------------------------------------
                                      David A. Owen
                                      Executive Vice President,
                                      Chief Financial Officer; Director
                                      (Principal Financial Officer)

    March 8, 1996                         /s/ Robert J. Faucher
    --------------                    --------------------------------------
                                      Robert J. Faucher
                                      Director

    March 8, 1996                         /s/ Charles W. McGregor
    --------------                    --------------------------------------
                                      Charles W. McGregor
                                      Director

    March 8, 1996                         /s/ Robert D. Lindsay
    --------------                    ---------------------------------------
                                      Robert D. Lindsay
                                      Director

    March 8, 1996                         /s/ Ward W. Woods, Jr.
    --------------                    --------------------------------------
                                      Ward W. Woods, Jr.
                                      Director

    March 8, 1996                         /s/ James D. Rice
    --------------                    --------------------------------------
                                      James D. Rice
                                      Senior Vice President,
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                ESSEX GROUP, INC.

                                INDEX OF EXHIBITS
                                 (Item 14(a)(3))

    Exhibit
      No.                          Description
    --------------------------------------------------------------------------

    2.01 Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    2.02 Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    3.01 Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-20825).
    3.02 By-Laws of the registrant, as amended. (Incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
    4.01 Indenture under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488).
    9.01 Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited Partnership, incorporated by reference to Exhibit 28.1 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.02 Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the registrant and its subsidiaries, incorporated by reference to Exhibit 28.3 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.03 Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the registrant and its subsidiaries, incorporated by reference to
            Exhibit 28.4 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.01 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).

    10.02 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.03 Advisory Services Agreement dated as of December 15, 1992, among Bessemer Capital Partners, L.P., the registrant and Essex Group, Inc. incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Credit Agreement dated as of April 12, 1995, among the registrant, Essex, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.05 Senior Unsecured Note Agreement dated as of April 12, 1995, among the registrant, as guarantor, Essex, the lenders named therein and Chemical Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.06 Agreement and Lease dated as of April 12, 1995, between Mellon Financial Services Corporation #3 and Essex, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.07 First Amendment dated May 16, 1995 among the registrant, Essex, the lenders named therein and Chemical Bank, as agent, to the Credit Agreement dated April 12, 1995, among the registrant, Essex, the lenders named therein and Chemical Bank, as agent (Commission File No. 33-93232).
    10.08 Form of Indenture for 15% Junior Subordinated Exchange Debentures due September 30, 2004 (Commission File No. 33-93232).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    21.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.03 Amendment No. 1 dated as of June 5, 1995 to the 1992 Registration Rights Agreement (Commission File No. 33-93232).
    99.04 Registration Rights Agreement between the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. dated as of June 5, 1995 (Commission File No. 33-93232).

                          REPORT OF INDEPENDENT AUDITORS

    The Board of Directors and Stockholder
    Essex Group, Inc.

     We have audited the accompanying consolidated balance sheets of Essex Group, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex Group, Inc. at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.











    Indianapolis, Indiana                                 ERNST & YOUNG LLP
    January 26, 1996

                                ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1995           1994
    --------------------------------------------------------------------------------------

                              ASSETS

    Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . .      $ 3,157      $16,894
       Accounts receivable (net of allowance of
        $3,930 and $3,537)  . . . . . . . . . . . . . . . . .      154,584      144,595
       Inventories  . . . . . . . . . . . . . . . . . . . . .      166,076      145,706
       Other current assets . . . . . . . . . . . . . . . . .        8,988       20,496
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      332,805      327,691


    Property, plant and equipment, net  . . . . . . . . . . .      270,546      276,134
    Excess of cost over net assets acquired (net of
     accumulated amortization of $13,221 and $9,145)  . . . .      129,943      133,100
    Other intangible assets and deferred costs
     (net of accumulated amortization of $3,102
     and $5,146)  . . . . . . . . . . . . . . . . . . . . . .        9,187       11,563
    Other assets  . . . . . . . . . . . . . . . . . . . . . .        1,987        1,812
                                                                  --------     --------


                                                                  $744,468     $750,300
                                                                  ========     ========

                        See Notes to Consolidated Financial Statements





















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - continued




                                                                      December 31,
                                                              ---------------------------
    In Thousands of Dollars, Except Per Share Data                 1995           1994
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to bank  . . . . . . . . . . . . . . . .      $11,760            -
       Current portion of long-term debt  . . . . . . . . . .       24,734            -
       Accounts payable . . . . . . . . . . . . . . . . . . .      $66,797      $47,421

       Accrued liabilities  . . . . . . . . . . . . . . . . .       45,864       45,821
       Deferred income taxes  . . . . . . . . . . . . . . . .       15,345       10,408
       Due to Holdings  . . . . . . . . . . . . . . . . . . .          384       32,979
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      164,884      136,629


    Long-term debt  . . . . . . . . . . . . . . . . . . . . .      388,016      200,000
    Deferred income taxes . . . . . . . . . . . . . . . . . .       66,809       72,771
    Other long-term liabilities . . . . . . . . . . . . . . .       10,081        6,997

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      302,784
       Retained earnings  . . . . . . . . . . . . . . . . . .       10,642       31,119
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      114,678      333,903
                                                                  --------     --------

                                                                  $744,468     $750,300
                                                                  ========     ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended
                                                           December 31,
                                             ---------------------------------------
    In Thousands of Dollars                      1995          1994         1993
    --------------------------------------------------------------------------------


    REVENUES:
      Net sales                              $1,201,650   $1,010,075     $868,846
      Interest income                               409          246          265
      Other income                                1,531        1,553        1,724
                                             ----------    ---------     --------

                                              1,203,590    1,011,874      870,835
                                             ----------    ---------     --------
    COSTS AND EXPENSES:

      Cost of goods sold                      1,030,511      846,611      745,875
      Selling and administrative                 93,250       85,129       75,489
      Interest expense                           34,683       24,554       25,241
      Other expense                               2,972        2,709        1,801
                                              ---------     --------     --------

                                              1,161,416      959,003      848,406
                                             ----------     --------     --------

    Income before income
     taxes and extraordinary charge              42,174       52,871       22,429
    Provision for income taxes
                                                 19,680       22,700       13,052
                                             ----------     --------     --------

    Income before
     extraordinary charge                        22,494      30,171         9,377
    Extraordinary charge - debt
     retirement, net of income tax
     benefit                                      2,971           -         3,367
                                             ----------    --------      --------

    Net income                                  $19,523     $30,171       $ 6,010
                                             ==========    ========      ========

                           See Notes to Consolidated Financial Statements

                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Year Ended
                                                    December 31,
                                     ------------------------------------------
    In Thousands of Dollars              1995          1994           1993
    --------------------------------------------------------------------------
    OPERATING ACTIVITIES

      Net income                      $19,523         $30,171         $6,010
      Adjustments to reconcile net
       income to cash provided by
       operating activities:
        Depreciation and
         amortization                  34,205          31,420         29,879
        Non cash interest expense       1,990           2,630          4,968
        Non cash pension expense        1,947           2,328          2,124
        Provision for losses on
         accounts receivable              676           1,332            850

        Benefit for deferred
         income taxes                  (1,025)         (8,964)          (622)
        Loss on disposal of
         property, plant and
         equipment                      2,610           1,354            436
        Loss on repurchase of debt      4,951               -          5,519
        Changes in operating assets
         and liabilities:
         Increase in accounts
          receivable                  (10,665)        (27,160)        (5,314)
         (Increase) decrease in
          inventories                   3,762          (4,515)        (5,659)
         Increase (decrease) in
          accounts payable and
          accrued liabilities          18,901           4,575           (720)

         Net (increase) decrease in
          other assets and
          liabilities                  11,378         (10,725)         4,908
         Increase (decrease) in due
          to Holdings                 (32,595)         14,616         18,288
                                     --------        --------       --------

          NET CASH PROVIDED BY
           OPERATING ACTIVITIES        55,658          37,062         60,667
                                     --------        --------       --------

                  See Notes to Consolidated Financial Statements






                                         ESSEX GROUP, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended
                                                    December 31,
                                     -----------------------------------------
    In Thousands of Dollars              1995          1994           1993
    --------------------------------------------------------------------------
    INVESTING ACTIVITIES
      Additions to property, plant
       and equipment                  (28,555)        (30,109)       (26,167)

      Proceeds from disposal of
       property, plant and
       equipment                        2,419             227            352
      Acquisitions and other
       investments                    (25,393)          (236)         (4,970)
      Issuance of equity interest
       in a subsidiary                  1,063               -              -
                                     --------        --------       --------
          NET CASH USED FOR
           INVESTING ACTIVITIES       (50,466)        (30,118)       (30,785)
                                     --------        --------       --------
    FINANCING ACTIVITIES
      Proceeds from senior notes            -               -        200,000
      Proceeds from long term debt    428,390         106,000        188,900

      Repayments of long term debt   (215,640)       (106,396)      (320,400)
      Proceeds from notes payable
       to banks                       160,030               -              -
      Repayments from notes payable
       to banks                      (148,270)              -              -
      Repurchase of 12 3/8% senior
       subordinated debentures              -               -        (89,983)
      Dividends paid to Holdings     (238,748)              -              -
      Debt issuance costs              (4,691)              -         (7,086)
                                     --------        --------       --------

          NET CASH USED FOR
           FINANCING ACTIVITIES       (18,929)           (396)       (28,569)
                                     --------        --------       --------
    NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS             (13,737)          6,548          1,313
    Cash and cash equivalents at
     beginning of year                 16,894          10,346          9,033
                                     --------        --------       --------
    Cash and cash equivalents at
     end of year                      $ 3,157         $16,894        $10,346
                                     ========        ========       ========

                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In Thousands of Dollars
    -----------------------

    NOTE 1   ACQUISITION AND SIGNIFICANT ACCOUNTING POLICIES

    ACQUISITION OF THE COMPANY AND HOLDINGS

         On  February  29,  1988,  MS/Essex Holdings  Inc.  ("Predecessor"  or
    "Holdings"), acquired Essex Group, Inc. (the "Company") from United Technologies Corporation ("UTC") (the "1988 Acquisition"). The outstanding common stock of Holdings was beneficially owned by the Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of Holdings and the Company, and others.

         On October 9, 1992, Holdings was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Successor" or "Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. The effects of the Acquisition and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities as of October 1, 1992. However, to the extent that Holdings' management had a continuing investment interest in Holdings' common stock, such fair values (and contributed stockholders' equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

         Holdings is a holding company with no operations and has virtually no assets other than its ownership of all the outstanding stock of the Company.

    CONSOLIDATION

         The  consolidated financial  statements include  the accounts  of the
    Company and  all majority-owned  subsidiaries.   All intercompany accounts
    and transactions have been eliminated.

    USE OF ESTIMATES

         The consolidated financial statements were prepared in conformity with generally accepted accounting principles thereby requiring management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NATURE OF OPERATIONS

         The Company operates in one industry segment. The Company develops, manufactures and markets electrical wire and cable and insulation products. The Company's principal products in order of revenue are: building wire for the construction industry; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire and cable; wire for automotive and appliance applications; and insulation products for the electrical industry. The Company's customers are principally located throughout the United States, without significant concentration in any one region or any one customer. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    CASH AND CASH EQUIVALENTS

         All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

    INCOME TAXES

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

    EXCESS OF COST OVER NET ASSETS ACQUIRED

         Excess of cost over net assets acquired primarily represents the excess of Holdings' purchase price over the fair value of the net assets acquired in the Acquisition, and is being amortized by the straight-line method over 35 years. Holdings' excess of cost over net assets acquired is assessed for potential impairment whenever existing facts and circumstances indicate the carrying value of those assets may not be recoverable. The assessment process consists of estimating the future undiscounted cash flows of the businesses for which the excess of cost

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    over net assets acquired relates and comparing the resultant amount to their carrying value to determine if an impairment has occurred. If an impairment has occurred, an impairment loss would be recognized for the excess of the carrying value over the fair value, as measured on a discounted cash flow basis, of the excess of cost over net assets acquired. The adoption of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995, did not have a material affect on the Company's financial condition or results of operations.

    OTHER TANGIBLE ASSETS AND DEFERRED COSTS

         Other intangible assets and deferred costs consist primarily of deferred debt issuance costs and are being amortized over the lives of the applicable debt instruments using the straight line or bonds outstanding method and charged to operations as additional interest expense.

    OTHER LONG-TERM LIABILITIES

         Other long-term liabilities consist primarily of pension benefit obligations under the Company sponsored defined benefit pension plans for salary and hourly employees and the supplemental executive retirement plan.

    RECOGNITION OF REVENUE

         Substantially all of the Company's revenue is recognized at the time the product is shipped.

    ACCOUNTING FOR OPTIONS ISSUED TO EMPLOYEES

         Holdings periodically grants options to Company employees to purchase shares of Holdings' common stock with an exercise price equal to the fair value of the shares at the date of grant. Holdings accounts for stock-based compensation issued to employees under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock options granted.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 2   INVENTORIES

    The components of inventories are as follows:

                                                             December 31,
                                                   -------------------------------
                                                         1995            1994
                                                      ----------      ----------
    Finished goods  . . . . . . . . . . . . . .         $146,821      $130,236
    Raw materials and work in process . . . . .           52,366        54,560
                                                        --------      --------
                                                         199,187       184,796
    LIFO reserve  . . . . . . . . . . . . . . .          (33,111)      (39,090)
                                                        --------      --------
                                                        $166,076      $145,706
                                                        ========      ========


         Principal elements of cost included in inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $161,449 and $141,847 at December 31, 1995 and 1994, respectively.

    NOTE 3   PROPERTY, PLANT AND EQUIPMENT

         The components of property, plant and equipment are as follows:

                                                            December 31,
                                                    ----------------------------
                                                         1995           1994
                                                      ----------     ----------
      Land  . . . . . . . . . . . . . . . . . . . .   $  8,877        $  9,319
      Buildings and improvements  . . . . . . . . .     87,704          87,113
      Machinery and equipment   . . . . . . . . . .    240,257         225,343
      Construction in process   . . . . . . . . . .     18,049          11,486
                                                      --------        --------

                                                       354,887         333,261
           Less accumulated depreciation  . . . . .     84,341          57,127
                                                      --------        --------

                                                      $270,546        $276,134
                                                      ========        ========

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 4   ACCRUED LIABILITIES

    Accrued liabilities include the following:

                                                            December 31,
                                                    ----------------------------
                                                         1995           1994
                                                      ----------     ----------

      Salaries, wages and employee benefits   . . .     $15,566        $15,417
      Amounts due customers   . . . . . . . . . . .       5,860          5,352
      Other   . . . . . . . . . . . . . . . . . . .      24,438         25,052
                                                       --------       --------
                                                        $45,864        $45,821
                                                       ========       ========

    NOTE 5  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                            December 31,
                                                    ----------------------------
                                                         1995           1994
                                                      ----------     ----------

      10% Senior notes  . . . . . . . . . . . . . .    $200,000       $200,000
      Revolving loan  . . . . . . . . . . . . . . .     135,000              -
      Term loan   . . . . . . . . . . . . . . . . .      54,000              -
      Lease obligation  . . . . . . . . . . . . . .      23,750              -
                                                       --------       --------
                                                        412,750        200,000

           Less current portion   . . . . . . . . .      24,734              -

                                                        388,016        200,000
                                                        =======        =======

    BANK FINANCING

         In April 1995, in connection with the redemption (the "Redemption") of all of Holdings' outstanding 16% Senior Discount Debentures due 2004 (the "Holdings Debentures"), the Company terminated its former credit agreement and entered into three new facilities: (i) a $260,000 revolving

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    credit agreement, dated as of April 12, 1995 by and among the Company, Holdings, the lenders named therein, and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995 by and among the Company, Holdings, as guarantor, the lenders named therein, and Chemical Bank, as administrative agent (the "Term Loan," together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995 by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"). The Company recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980) in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its former credit agreement.

         On May 12, 1995 the Company borrowed the full amount available under the Term Loan and the Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238,748) and repayment of a portion of an intercompany liability ($34,102) totaling $272,850. Holdings applied such funds to redeem all of its outstanding Holdings Debentures at 100% of their principal amount of $272,850 on May 15, 1995.

         The Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets and also provides a $25,000 letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement expires in 2000. Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon the level of certain specified financial conditions. At December 31, 1995 and 1994, the incremental borrowing rate under the Revolving Credit Agreement and former credit agreement, including applicable margins, approximated 9.0%. Indebtedness under the Revolving Credit Agreement is guaranteed by Holdings and all of the Company s subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

         The Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1995, the Company fully complied with all of the

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    financial  ratios   and  covenants  contained   in  the  Revolving  Credit
    Agreement.

         The Term Loan provides for an aggregate $60,000 in term loans, and is to be paid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Term Loan bears floating rates of interest at bank prime plus 2.75% or a reserve adjusted Eurodollar rate (LIBOR) plus 3.75%. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 requires the Company to repay $12,427 of the term loan on or before April 15, 1996. After the 1996 excess cash repayment, principal payments will be made in 17 equal quarterly installments of $2,269. Amounts repaid with respect to the excess cash provision may not be reborrowed.

         The Sale and Leaseback Agreement provides $25,000 for the sale and leaseback of certain of the Company s fixed assets. The Sale and
    Leaseback Agreement has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved. The fixed assets subject to the Sale and Leaseback Agreement (all of which are machinery and equipment) are included in property, plant and equipment in the Consolidated Balance Sheets and have a gross cost of $30,819 and accumulated amortization of $1,557 at December 31, 1995.

         The Company also has uncommitted bank lines of credit which provide unsecured borrowings for working capital of up to $25,000 of which $11,760 was outstanding at December 31, 1995 and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At December 31, 1995 such rates of interest averaged 6.7%.

         The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150,000 of debt with a strike rate of 10.0% (three month LIBOR).

    SENIOR NOTES

         At December 31, 1995 and 1994, $200,000 aggregate principal amount of the Senior Notes were outstanding. The Senior Notes bear interest at 10% per annum payable semiannually and are due in May 2003. The net proceeds to the Company from the sale of the Senior Notes in May 1993, after underwriting discounts, commissions and other offering expenses, were $193,450. The Company applied $111,000 of such proceeds to the repayment of the term credit facility under its former credit agreement and in June 1993 applied the balance of such proceeds, together with new borrowings

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    under the former credit agreement, to redeem all of its outstanding 12 3/8% Senior Subordinated Debentures due 2000 (the "Debentures"). The Company recognized an extraordinary charge of $3,055, net of applicable tax benefit of $1,953, in 1993 representing the write-off of unamortized debt costs associated with the repayment of the term credit facility under the former credit agreement.

         The Senior Notes rank pari passu in right of payment with all other senior indebtedness of the Company. To the extent that any other senior indebtedness of the Company is secured by liens on the assets of the Company, the holders of such senior indebtedness will have a claim prior to any claim of the holders of the Senior Notes as to those assets.

         At the option of the Company, the Senior Notes may be redeemed, commencing in May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001, or at 109% for up to $67,000 with the proceeds from any public equity offering prior to June 30, 1996. Upon a Change in Control, as defined in the Senior Note Indenture, each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a repurchase price equal to 101% of the principal amount thereof. The Senior Note Indenture contains various covenants which include, among other things, limitations on debt, on the sale of assets, and on cash dividends paid. Through December 31, 1995 the Company fully complied with all of the financial ratios and covenants contained in the Senior Note Indenture.

    DEBENTURES

         The Debentures were due in 2000 and bore interest at 12 3/8% per annum payable semi-annually. In June 1993 the Company redeemed all of the outstanding Debentures at 106% of their principal amount, resulting in a loss of $312, net of applicable tax benefit of $199, which has been reported as an extraordinary charge.

    OTHER

         The Company capitalized interest costs of $565, $132 and $1,599 in 1995, 1994 and 1993, respectively, with respect to qualifying assets.

         Total  interest paid was $32,312,  $20,826 and $20,961  in 1995, 1994 and 1993, respectively.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

         Aggregate annual maturities of long-term debt for the next five years are:

               1996   . . . . . . . . . . . . . . . .  $ 24,734
               1997   . . . . . . . . . . . . . . . .    11,576
               1998   . . . . . . . . . . . . . . . .    11,576
               1999   . . . . . . . . . . . . . . . .    11,576
               2000   . . . . . . . . . . . . . . . .   142,038

               The year 2000 includes repayment of the Company's revolving loan in the amount of $135,000.

    NOTE 6  INCOME TAXES

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                    December 31,
                                              -------------------------
                                                 1995          1994
                                               --------      --------
    Deferred tax liabilities:
      Property, plant and equipment . . . .    $68,553        $73,108
      Inventory . . . . . . . . . . . . . .     28,485         28,236
      Other . . . . . . . . . . . . . . . .      3,844          4,201
                                              --------       --------

       Total deferred tax liabilities . . .    100,882        105,545
                                              --------       --------
    Deferred tax assets:
      Accrued liabilities . . . . . . . . .      6,650          7,671
      Alternative minimum tax credit
       carryforward . . . . . . . . . . . .      1,384          4,984
      Other . . . . . . . . . . . . . . . .     10,694          9,711
                                              --------       --------

        Total deferred tax assets . . . . .     18,728         22,366
                                              --------       --------

        Net deferred tax liabilities  . . .    $82,154        $83,179
                                              ========       ========


                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------


    The components of income tax expense are as follows:


                                             Year Ended
                                            December 31,
                               --------------------------------------
                                   1995         1994          1993
                                  ------       ------        ------
    Current:
      Federal . . . . . . . .    $14,872       $27,157     $10,978

      State . . . . . . . . .      5,833         4,507       2,696

    Deferred (Credit):
      Federal . . . . . . . .      1,135        (8,362)        127
      State . . . . . . . . .     (2,160)         (602)       (749)
                                --------      --------     -------

                                 $19,680       $22,700     $13,052
                                ========      ========     =======

               In compliance with the Omnibus Budget Reconciliation Act of 1993, the Company's tax balances were adjusted in 1993 to reflect the increase in the federal statutory tax rate from 34% to 35%. The adjustment had the effect of increasing income tax expense by $2,250 for 1993.

               Total income taxes paid were $45,839, $11,484 and $1,131 in 1995, 1994 and 1993, respectively.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

               Principal differences between the effective income tax rate and the statutory federal income tax rate are:





                                                           Year Ended
                                                          December 31,
                                            ----------------------------------------
                                                 1995          1994          1993
                                            ------------- -------------  ------------
    Statutory federal income tax rate . . .      35.0%         35.0%       35.0%
    State and local taxes, net of
     federal benefit  . . . . . . . . . . .       5.8           4.8         5.6

    Federal rate increase . . . . . . . . .         -             -        10.0
    Excess of cost over net assets
     acquired amortization  . . . . . . . .       3.4           2.7         6.3

    Other, net  . . . . . . . . . . . . . .       2.5            .4         1.3
                                               ------        ------      ------
    Effective income tax rate . . . . . . .      46.7%         42.9%       58.2%
                                               ======        ======      ======


               The Company elected not to step up its tax bases in the assets acquired. Accordingly, the income tax bases in the assets acquired have not been changed from pre-1988 Acquisition values. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus increasing the effective income tax rate reflected in the consolidated financial statements.

    NOTE 7  RETIREMENT BENEFITS

               The Company sponsors two defined benefit retirement plans for substantially all salaried and hourly employees. The Company also has a supplemental executive retirement plan, which provides retirement benefits based on the same formula as in effect under the salaried employees' plan, but which only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. Salaried plan retirement benefits are generally based on years of service and the employee's compensation during the last several years of employment. Hourly plan retirement benefits are based on hours worked and years of service with a fixed dollar benefit level. The Company's funding policy is based on an actuarially determined cost method allowable under Internal

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Revenue Service regulations, the projected unit credit method. Pension plan assets consist principally of fixed income and equity securities and cash and cash equivalents.

               The components of net periodic pension cost for the plans are as follows:



                                                          Year Ended
                                                         December 31,
                                            --------------------------------------

                                                1995         1994          1993
                                            ------------ ------------  ------------
    Service-cost benefits earned
     during the period  . . . . . . . . . .    $2,365        $2,964     $2,611
    Interest costs on projected benefit
     obligation . . . . . . . . . . . . . .     3,923         3,643      3,521

    Actual return on plan assets  . . . . .   (13,597)        2,409     (6,078)
    Net amortization and deferral . . . . .     9,751        (6,458)     2,573
                                             --------      --------   --------

    Net periodic pension cost . . . . . . .    $2,442        $2,558     $2,627
                                             ========      ========   ========


                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

          The following table summarizes the funded status of these pension plans and the related amounts that are recognized in the Consolidated Balance Sheets:


                                                                       December 31,
                                                            ----------------------------------
                                                                  1995             1994
                                                            ---------------- -----------------
    Actuarial present value of benefit obligation:
          Vested  . . . . . . . . . . . . . . . . . . . .        $42,052          $29,469

          Nonvested   . . . . . . . . . . . . . . . . . .          3,656            2,470
                                                                --------         --------

          Accumulated benefit obligation  . . . . . . . .         45,708           31,939

          Effect of projected future salary increases   .         17,195            9,566
                                                                --------         --------

          Projected benefit obligation  . . . . . . . . .         62,903           41,505


    Plan assets at fair value . . . . . . . . . . . . . .         55,447           42,436
                                                                --------         --------
    Fair value of plan assets in excess of
     (less than) projected benefit obligation . . . . . .         (7,456)             931

    Unrecognized net (gain) loss  . . . . . . . . . . . .         (1,312)         (7,703)

    Unrecognized prior service cost . . . . . . . . . . .           (326)           (353)
                                                                --------         --------


    Pension liability recognized in balance sheets  . . .       $ (9,094)        $ (7,125)
                                                                ========         ========


          Certain  actuarial  assumptions  were   revised  in  1995  and  1994
    resulting  in  an   increase  of  $13,262  and  a  decrease   of  $13,883,
    respectively, in the projected benefit obligation.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

          Following is a summary of significant actuarial assumptions used:




                                                   Year Ended
                                                  December 31,
                                     --------------------------------------

                                         1995         1994          1993
                                     ------------ ------------  ------------
    Discount rates  . . . . . . . .      7.0%          8.5%         7.0%
    Rates of increase in
     compensation levels  . . . . .      5.0%          5.0%         5.0%

    Expected long-term rate of
     return on assets . . . . . . .      9.0%          9.0%         9.0%


          In addition to the defined benefit retirement plans as detailed above, the Company also sponsors defined contribution savings plans which cover substantially all salaried and non-union hourly employees of the Company and certain other hourly employees, represented by collective bargaining agreements, who negotiate this benefit into their contract. The hourly plans were established in 1995 and 1994. The purpose of these savings plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company s contributions to the defined contribution plans are based on employee contributions and totalled $1,123, $1,088 and $1,030 in 1995, 1994 and 1993, respectively.

          During 1994 the Company implemented an unfunded, nonqualified deferred compensation plan which permits certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $609 and $101 at December 31, 1995 and 1994, respectively.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    NOTE 8  STOCKHOLDER'S EQUITY

          The following is an analysis of stockholder's equity:

                                                                Common
                                                              Stock Plus
                                                              Additional                Total
                                                               Paid In    Retained  Stockholder's
                                                               Capital    Earnings      Equity
                                                              ---------- ---------- --------------
    Balance at December 31, 1992  . . . . . . . . . . . . .    $302,784    $(5,062)     $297,722

    Net income  . . . . . . . . . . . . . . . . . . . . . .           -      6,010         6,010
                                                               --------   --------      --------

    Balance at December 31, 1993  . . . . . . . . . . . . .     302,784        948       303,732

    Net income  . . . . . . . . . . . . . . . . . . . . . .           -     30,171        30,171
                                                               --------   --------      --------
    Balance at December 31, 1994  . . . . . . . . . . . . .     302,784     31,119       333,903

    Net Income  . . . . . . . . . . . . . . . . . . . . . .           -     19,523        19,523

    Cash dividends paid to Holdings . . . . . . . . . . . .    (198,748)   (40,000)     (238,748)
                                                               ---------   --------     ---------
    Balance at December 31, 1995  . . . . . . . . . . . . .     $104,036    $10,642      $114,678
                                                               =========   ========      ========



    NOTE 9  RELATED PARTY TRANSACTIONS

          Advisory services fees of $1,000 were paid to affiliates of BHLP and BCP for 1995, 1994, and 1993. It is expected that financial advisory fees to an affiliate of BHLP will continue to be paid for such services in the future.

          At December 31, 1995, Holdings had outstanding 2,033,782 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the Series B Preferred Stock ). The accreted balance of the Series B Preferred Stock was $48,820 at December 31, 1995. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series B Preferred

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

          Dividends on the Series B Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series B Preferred Stock or in any combination thereof. Dividends on the Series B Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and the Senior Note Indenture restricts the payment of cash to Holdings. In order to make cash dividend payments on the Series B Preferred Stock under the terms of the Senior Note indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

          In October 1995, Holdings filed with the Securities and Exchange Commission a registration statement for an offer to exchange an equal number of Series B Preferred Stock for all of its outstanding shares of 15% Series A Cumulative Redeemable Exchangeable Preferred Stock due 2004 (the "Series A Preferred Stock"). The terms of the Series A Preferred Stock and the Series B Preferred Stock are identical in all material respects, except for certain transfer restrictions relating to the Series A Preferred Stock. The exchange was concluded in December 1995 for all outstanding shares of the Series A Preferred Stock.

          Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the Revolving Credit Agreement. Accordingly, Holdings' ability to meet its obligations when due under the terms of its indebtedness will be dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' obligations.

    NOTE 10  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

         The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains within the underlying contracts.

    FOREIGN EXCHANGE RISK MANAGEMENT

         The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 1995 and 1994, the Company had Deutschemark forward exchange sales contracts of $1,145 and $5,360, respectively, and purchase contracts of $886 and $1,260, respectively. The fair value of such contracts approximated contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

         Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases and to firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks.

         Purchase or "long" contracts are utilized by the Company to hedge firm and anticipated sales contracts while sales or "short" contracts are employed with respect to "carryover" copper purchases. Copper carryover purchases represent that portion of the Company's current month's copper purchase commitments priced at the current month's average New York Commodity Exchange, Inc. ("COMEX") price, but not delivered until the following month. Short contracts are utilized to mitigate risk that copper prices, at the time of copper receipt, are likely to be below the average COMEX price of the incoming copper carryover.

         Purchase  contracts at December 31,  1995 and 1994  totalled 14.7 and
    2.8 million copper pounds, respectively, with contract amounts of $17,100 and $2,400 and estimated fair values of $16,900 and $3,700, respectively. Sales contracts at December 31, 1995 totalled 13.5 million copper pounds, with a contract amount of $16,600 and a fair value of $16,300. Deferred and unrealized gains or losses on these futures contracts ($100 and $1,300 gain at December 31, 1995 and 1994, respectively) are included within other assets and will be recognized in earnings in the period in which the hedged copper is sold to customers and the underlying contracts are liquidated, when a sale is no longer expected to occur or when the carryover copper is received.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments, exclusive of certain foreign currency exchange and futures contracts as discussed above, generally consist of cash and cash equivalents and long-term debt. The carrying amounts of the Company's cash and cash equivalents approximated fair value at December 31, 1995 and 1994 while the carrying amount of the Senior Notes exceeded fair value by approximately $4,000 and $12,000, respectively. Fair values with respect to the Company's foreign currency forward exchange and copper futures contracts are determined based on quoted market prices.

    NOTE 11  CONTINGENT LIABILITIES AND COMMITMENTS

         There are various claims and pending legal proceedings against the Company including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 Acquisition, UTC agreed to indemnify the Company against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, the Company is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year window commencing February 29, 1988. As to any such losses, the Company is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect its consolidated financial position or results of operations.

         At December 31, 1995, the Company had purchase commitments of 514.4 million pounds of copper. This is not expected to be either a quantity in excess of needs or at prices in excess of amounts that can be recovered upon sale of the related copper products. The commitments are to be priced based on the COMEX price in the contractual month of shipment except for 50.9 million pounds of copper that have been priced at fixed amounts through forward purchase contracts covered by customer sales agreements at copper prices at least equal to the Company's copper commitment.

                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------

         At December 31, 1995, the Company had committed $4,637 to outside vendors for certain capital projects.

         The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $7,478, $6,912 and $6,224 under such arrangements for 1995, 1994 and 1993, respectively. Rental commitments at December 31, 1995 under long-term noncancellable operating leases were as follows:


                             Real Estate       Equipment           Total
                             -----------       ---------           -----

     1996                      $2,929           $2,821             $5,750
     1997                       2,132            2,099              4,231
     1998                       1,682            1,990              3,672
     1999                       1,791            1,048              2,839
     2000                       1,589              903              2,492
     After 2000                11,341              633             11,974
                              -------           ------            -------
                              $21,464           $9,494            $30,958
                              =======           ======            =======


    NOTE 12  QUARTERLY FINANCIAL DATA (UNAUDITED)


    1995                                    1st Qtr      2nd Qtr      3rd Qtr     4th Qtr
    -----------------------------------  ------------ ------------ ------------ ------------
    Net sales . . . . . . . . . . . . .     $289,649    $288,534     $308,288     $315,179
    Gross margin  . . . . . . . . . . .       42,426      37,598       44,765       46,350

    Income before extraordinary charge         9,184       4,044        6,117        3,149
    Net income (a)  . . . . . . . . . .       $9,184      $1,073       $6,117       $3,149


                                ESSEX GROUP, INC.

    In Thousands of Dollars
    -----------------------



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


    (a) In the second quarter 1995, the Company recognized an extraordinary charge of $2,971 ($.08 per share), net of applicable income tax benefit of $1,980, representing the write-off of unamortized debt expense in connection with the termination of its former credit agreement (see Note 5).

                                                                   SCHEDULE II

                                ESSEX GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                               Year Ended
                                              December 31,
                              ---------------------------------------------
    In Thousands of Dollars       1995            1994            1993
    -----------------------   ---------------------------------------------

    Allowance for doubtful
    accounts:

    Balance at beginning
    of year . . . . . . . .      $3,537          $2,811            $2,455
    Provision . . . . . . .         676           1,332               850
    Write-offs  . . . . . .        (476)           (900)             (765)
    Recoveries  . . . . . .         193             294               271
                               --------        --------          --------

    Balance at end of year
                                 $3,930          $3,537            $2,811
                               ========        ========          ========

                                  EXHIBIT INDEX

                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number        Description of Document                   Numbering System
    --------------------------------------------------------------------------

    2.01 Agreement and Plan of Merger, dated as of July 24, 1992 (the "Merger Agreement"), between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to BCP/Essex Holdings Inc.'s (then known as MS/Essex Holdings Inc.) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 1992 (Commission File No. 1-10211).
    2.02 Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and BCP/Essex Holdings Inc. (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    3.01 Certificate of Incorporation of the registrant (Incorporated by reference to Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-20825).
    3.02 By-Laws of the registrant, as amended. (Incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
    4.01 Indenture under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488).
    9.01 Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited Partnership, incorporated by reference to Exhibit 28.1 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.02 Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the registrant and its subsidiaries, incorporated by reference to Exhibit 28.3 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    9.03 Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the registrant and its subsidiaries, incorporated by reference to
            Exhibit 28.4 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    10.01 Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).


                                                           Location of Exhibit
    Exhibit                                                   in Sequential
    Number        Description of Document                   Numbering System
    --------------------------------------------------------------------------

    10.02 Amendment dated October 9, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation, Donaldson, Lufkin & Jenrette, Inc. and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P., B E Acquisition Corporation and Donaldson, Lufkin & Jenrette, Inc., incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 1-7418).
    10.03 Advisory Services Agreement dated as of December 15, 1992, among Bessemer Capital Partners, L.P., the registrant and Essex Group, Inc. incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-7418).
    10.04 Credit Agreement dated as of April 12, 1995, among the registrant, Essex, the lenders named therein and Chemical Bank, as agent, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.05 Senior Unsecured Note Agreement dated as of April 12, 1995, among the registrant, as guarantor, Essex, the lenders named therein and Chemical Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.06 Agreement and Lease dated as of April 12, 1995, between Mellon Financial Services Corporation #3 and Essex, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 1995.
    10.07 First Amendment dated May 16, 1995 among the registrant, Essex, the lenders named therein and Chemical Bank, as agent, to the Credit Agreement dated April 12, 1995, among the registrant,
            Essex, the lenders named therein and Chemical Bank, as agent (Commission File No. 33-93232).
    10.08 Form of Indenture for 15% Junior Subordinated Exchange Debentures due September 30, 2004 (Commission File No. 33-93232).
    12.01   Computation of Ratio of Earnings to Fixed Charges.
    21.01   Subsidiaries of the registrant.
    99.01 Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.02 Amended and Restated Stock Option Plan of BCP/Essex Holdings Inc., incorporated by reference to Exhibit 4.7 to BCP/Essex Holdings Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 1992 (Commission File No. 1-10211).
    99.03 Amendment No. 1 dated as of June 5, 1995 to the 1992 Registration Rights Agreement (Commission File No. 33-93232).
    99.04 Registration Rights Agreement between the Company and Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. dated as of June 5, 1995 (Commission File No. 33-93232).


                                                                 EXHIBIT 12.01

                                ESSEX GROUP, INC.

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                              SUCCESSOR
                             --------------------------------------------
                                                             Three Month
                                       Year Ended           Period Ended
                                      December 31,          December 31,
                            -------------------------------
    In Thousands of Dollars    1995      1994       1993        1992
    Income (loss) before
     taxes and
    extraordinary           $22,494   $52,871     $22,429        $(6,962)
     charge


    Add:
     Interest Expense        34,683    24,554      25,241          8,086


     Portion of rents
      representative of
      interest factor         2,490    2,302        2,073            650

     Current period
      amortization of
      interest capitalized
      in prior periods          120       95            8              -
                            -------   -------     -------        -------


    Income as adjusted      $59,787   $79,822     $49,751         $1,774
                            =======   =======     =======        =======

    Fixed charges:
      Interest incurred:
       Amount expensed      $34,683   $24,554     $25,241         $8,086

       Amount capitalized       565      132        1,599            116
      Portion of rents
       representative of
       interest factor        2,490    2,302        2,073            650
                            -------   -------     -------        -------


    Total fixed charges     $37,738   $26,988     $28,913         $8,852
                             ======   =======     =======        =======

    Ratio of earnings to
     fixed charges (a)          1.6      3.0          1.7              -
                                ===      ===          ===            ===
    /TABLE

    (a) Earnings of the Successor were insufficient to cover fixed charges by the amount of $7,078 for the three month period ended December 31, 1992.


                                                           PREDECESSOR
                                               ----------------------------------
                                                    Nine Month
                                                   Period Ended      Year Ended
                                                   September 30,    December 31,
    In Thousands of Dollars, Except Ratio Data         1992             1991
    -----------------------------------------------------------------------------

    Income (loss) before
     taxes and extraordinary
     charge                                             $14,714        $27,741

    Add:
     Interest expense                                    14,505         24,969

     Portion of rents
      representative of
      interest factor                                     1,379          1,876


     Current period
      amortization of
      interest capitalized
      in prior periods                                       48             63
                                                        -------        -------
    Income as adjusted                                  $30,646        $54,649
                                                        =======        =======
    Fixed charges:
      Interest incurred:
       Amount expensed                                  $14,505        $24,969
       Amount capitalized                                   220              -

      Portion of rents
       representative of
       interest factor                                    1,379          1,876
                                                        -------        -------
    Total fixed charges                                 $16,104        $26,845
                                                        =======        =======
    Ratio of earnings to
     fixed charges (a)                                      1.9            2.0
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

    Essex Group Export Inc. . . . . . . . . . . . . . . .  U.S. Virgin Islands

    Interstate Industries Holdings Inc. . . . . . . . . .  Delaware

    Interstate Industries, Inc. . . . . . . . . . . . . .  Mississippi

    Essex Group Mexico Inc. . . . . . . . . . . . . . . .  Delaware

    Essex Group Mexico, S.A. de C.V.  . . . . . . . . . .  Mexico

    SX Mauritius Holding Inc. . . . . . . . . . . . . . .  Mauritius