Form 10-Q
period 1996-03-31
ESSEX GROUP INC
filed 1996-05-14
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                  As of March 31, 1996
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   13

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   19


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $      -     $  3,157
       Accounts receivable (net of allowance of
        $4,064 and $3,930)  . . . . . . . . . . . . . . . . .      165,909      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      187,311      166,076
       Other current assets . . . . . . . . . . . . . . . . .       13,820        8,988
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      367,040      332,805


       Property, plant and equipment (net of accumulated
        depreciation of $91,542 and $84,341)  . . . . . . . .      267,483      270,546
       Excess of cost over net assets acquired (net of
        accumulated amortization of $14,252 and $13,221)  . .      128,812      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $3,906 and $3,102) . . .        9,393        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,454        1,987
                                                                  --------     --------

                                                                  $775,182     $744,468
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 March 31,    December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to bank  . . . . . . . . . . . . . . . .    $  14,900    $  11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734
       Accounts payable . . . . . . . . . . . . . . . . . . .       59,470       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       48,765       45,864

       Deferred income taxes  . . . . . . . . . . . . . . . .       15,504       15,345
       Due to Holdings  . . . . . . . . . . . . . . . . . . .        5,242          384
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      155,457      164,884

       Long-term debt . . . . . . . . . . . . . . . . . . . .      422,122      388,016

       Deferred income taxes  . . . . . . . . . . . . . . . .       65,618       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       10,888       10,081

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      104,036
       Retained earnings  . . . . . . . . . . . . . . . . . .       17,061       10,642
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      121,097      114,678
                                                                  --------     --------

                                                                  $775,182     $744,468
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Month Period
                                                         Ended March 31,
                                                   --------------------------
       In Thousands of Dollars                         1996          1995
       ----------------------------------------------------------------------
       REVENUES:
         Net sales . . . . . . . . . . . . . . . .     $308,410      $289,649

         Interest income   . . . . . . . . . . . .           39           206
         Other income  . . . . . . . . . . . . . .          239           859
                                                       --------      --------

                                                        308,688       290,714
                                                       --------      --------

       COSTS AND EXPENSES:
         Cost of goods sold  . . . . . . . . . . .      258,651       247,223
         Selling and administrative  . . . . . . .       28,119        21,724
         Interest expense  . . . . . . . . . . . .       10,167         5,756

         Other expense . . . . . . . . . . . . . .          332           127
                                                       --------      --------
                                                        297,269       274,830
                                                       --------      --------

       Income before income taxes  . . . . . . . .       11,419        15,884
       Provision for income taxes  . . . . . . . .        5,000         6,700
                                                       --------      --------

       Net income  . . . . . . . . . . . . . . . .     $  6,419      $  9,184
                                                       ========      ========

                  See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $  6,419      $  9,184
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .       8,431         8,168
      Non cash interest expense . . . . . . . . . . . . .         751           581
      Non cash pension expense  . . . . . . . . . . . . .         613           642
      Provision for losses on accounts receivable . . . .         330           138
      Provision (benefit) for deferred income taxes . . .      (1,032)          142
      (Gain) loss on disposal of property, plant
        and equipment   . . . . . . . . . . . . . . . . .         145           (53)
      Changes in assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (11,599)       (8,298)
       Increase in inventories  . . . . . . . . . . . . .     (15,961)      (20,233)
       Decrease in accounts payable and
         accrued liabilities  . . . . . . . . . . . . . .      (4,656)       (7,092)
       Net (increase) decrease in other assets
         and liabilities  . . . . . . . . . . . . . . . .      (4,430)        9,147
       Increase in due to Holdings  . . . . . . . . . . .       4,858           740
                                                             --------      --------

       NET CASH USED FOR                                      (16,131)       (6,934)
         OPERATING ACTIVITIES . . . . . . . . . . . . . .    --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (4,448)       (4,205)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .          16           881
     Acquisitions and other investments . . . . . . . . .      (6,682)         (159)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------     ---------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (11,114)       (2,420)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements











                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      70,200             -
     Repayment of long-term debt  . . . . . . . . . . . .     (49,252)            -
     Proceeds from notes payable to banks . . . . . . . .     117,115             -
     Repayment of notes payable to banks  . . . . . . . .    (113,975)            -
                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      24,088             -
                                                             --------      --------
    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,157)       (9,354)

    Cash and cash equivalents at beginning of period  . .       3,157        16,894
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .    $     -       $  7,540
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1996, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     The Company is a wholly-owned subsidiary of BCP/Essex Holdings Inc. ("Holdings"). Holdings is a holding company with no operations and has virtually no assets other than its ownership of all the outstanding stock of the Company.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                                 March 31,      December 31,
                                                    1996            1995
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $167,432          $146,821
    Raw materials and work in process . . . .      42,678            52,366
                                                 --------          --------
                                                  210,110           199,187
    LIFO reserve  . . . . . . . . . . . . . .     (22,799)          (33,111)
                                                 --------          --------
                                                 $187,311          $166,076
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $176,234 and $161,449 at March 31, 1996 and December 31, 1995, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

     Long-term debt consists of the following:


                                                 March 31,      December 31,
                                                   1996             1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000          $200,000
    Revolving loan  . . . . . . . . . . . .       172,000           135,000
    Term loan . . . . . . . . . . . . . . .        38,573            54,000
    Lease obligation  . . . . . . . . . . .        23,125            23,750
                                                 --------          --------
                                                  433,698           412,750
         Less current portion . . . . . . .        11,576            24,734
                                                 --------          --------
                                                 $422,122          $388,016
                                                 ========          ========

    Bank Financing

     In April 1995, in connection with the redemption (the "Redemption") by Holdings of all of its outstanding 16% Senior Discount Debentures due 2004 (the "Holdings Debentures"), the Company terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260,000 revolving credit agreement, dated as of April 12, 1995, by and among the Company, Holdings, the Lenders named therein, and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995, by and among the Company, Holdings, as guarantor, the Lenders named therein, and Chemical Bank, as administrative agent (the "Term Loan", together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"). The Company recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980), in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

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

     The Term Loan provides for an aggregate of $60,000 in term loans, the last payment of which is due in May 2000. Borrowings under the Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. Principal payments on the term loans will be made in 20 equal quarterly installments, subject to the loan's excess cash provision, commencing August 15, 1995. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required the Company to repay $12,427 of the term loan. This payment was made in March 1996. After the 1996 excess cash repayment, principal payments will be made in 17 equal quarterly installments of $2,269. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

     In addition, the Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $14,900 and $11,760 were outstanding at March 31, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between the Company and the lending banks. At March 31, 1996 and December 31, 1995, such rates of interest averaged 6.3% and 6.7%, respectively.

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

    NOTE 4  HOLDINGS PREFERRED STOCK AND WARRANTS

     At March 31, 1996, Holdings had outstanding 2,110,049 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series B Preferred Stock was $50,906 at March 31, 1996. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series B Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

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

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

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

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     Essex Group, Inc. (the "Company"), founded in Detroit, Michigan in 1930, is engaged in one principal line of business, the development, production and marketing of electrical wire and cable and electrical insulation products. Among the Company's products are building wire for residential and commercial applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks; industrial wire for applications in appliances, construction and recreational vehicles and insulation products including mica paper and mica-based composites.

     In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management and other employees of the Company. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings acquired the Company from United Technologies Corporation ("UTC") in February 1988.

    Results of Operations

    Three Month Period Ended March 31, 1996

     Net sales for the first quarter 1996 were $308.4 million or 6.5% higher than the comparable period in 1995, resulting primarily from improved sales volume, partially offset by lower copper prices, the Company's principal raw material. During the first quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 14.5% lower than the comparable period in 1995. Copper costs are generally passed onto customers through product pricing. First quarter 1996 sales volumes were at record levels with respect to historical first quarter operating performance and exceeded the first quarter 1995 by 4.5%. Sales volume improvements resulted primarily from increased distribution sales attributable to the distribution operations acquired in September 1995 and increased demand for the Company's building and communication wire products. Building wire sales for the first quarter 1996, despite an increase in sales volume, declined as compared to the first quarter 1995 due primarily to a decrease in copper prices and other pricing conditions. Building wire market prices have experienced very competitive market conditions caused primarily by excess industry capacity. Sales of magnet wire during the first quarter 1996 declined from the comparable 1995 period due to declining copper prices and a change in product mix, partially offset by improved sales volumes. Sales volume improvements were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the first quarter 1996 increased over the comparable period in 1995 due to increased domestic sales volume and improved product pricing. Automotive wire sales in the first quarter 1996 were below the comparable 1995 period due to a decrease in copper prices and reduced sales volumes.

     Cost of goods sold for the first quarter 1996 was 4.6% higher than the same period in 1995 due primarily to higher sales volumes partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 83.9% and 85.4% in the first quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of lower copper and other material costs as well as lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes. These lower costs were partially offset by competitive pricing conditions within the building wire market.

     Selling and administrative expenses for the first quarter 1996 were 29.4% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

     Interest expense in the first quarter 1996 was 76.6% higher than the same period in 1995 due primarily to additional borrowings under the Company's new credit facilities to effect the redemption (the "Redemption") of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). See "Liquidity, Capital Resources and Financial Condition" under this caption. The Redemption resulted in a reduction of Holdings' first quarter 1996 interest expense of 33.7% compared to the first quarter 1995.

     Income tax expense was 43.8% of pretax income in the first quarter 1996 compared with 42.2% for the same period in 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

     The Company's financial position at March 31, 1996 was highly leveraged. The Company's aggregate notes payable to banks plus long-term debt was $448.6 million and its stockholder's equity was $121.1 million. The resulting ratio of debt to stockholder's equity of approximately 3.7 to 1 was comparable to the ratio at December 31, 1995.

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for 1996. As of March 31, 1996, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

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

     The Term Loan provides an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required the Company to repay $12.4 million of the term loan on or before April 15, 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

     The Revolving Credit Agreement restricts incurrence of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditure and investments and, with certain exceptions, limits prepayment of indebtedness, including the Senior Notes. The Revolving Credit Agreement only permits the optional redemption of the Series B Preferred Stock out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. Transactions with affiliates are also restricted subject to certain exceptions. The Term Loan and the Senior Note Indenture prohibit, with certain exceptions, the incurrence by the Company of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or the Company to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of the Company.

     The Company also has uncommitted bank lines of credit which provide unsecured borrowings for working capital of up to $25.0 million of which $14.9 million was outstanding at March 31, 1996 and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At March 31, 1996, such rates of interest averaged 6.3%.

     The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

     Net cash used for operating activities through the first three months of 1996 was $16.1 million, compared to $6.9 million during the same period in 1995. The increase in cash requirements was needed primarily to fund higher accounts receivable balances. Further, in 1995 other assets declined due to the collection of a 1994 miscellaneous receivable.

     Capital expenditures of $4.4 million in the first quarter of 1996 were $0.2 million more than in the comparable period in 1995. The major projects in 1996 entail improving product quality, increasing manufacturing productivity and expanding capacity. Capital expenditures in 1996 are expected to be approximately 20% to 25% below 1995 and will be used to complete modernization projects, expand capacity, enhance efficiency and ensure continued compliance with regulatory requirements.

    At March 31, 1996, approximately $4.7 million was committed to outside vendors for capital expenditures. The Company's Credit Facilities impose limitations on capital expenditures, business acquisitions and investments. On March 25, 1996, the Company acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under the Company's Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

     Regarding long-term liquidity issues, future capital expenditures are anticipated to be at or below historical levels while the Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Term Loan and the Sale and Leaseback Agreement.

     The Company's operations involve the use, disposal and clean-up of certain substances regulated under environmental protection laws. The
    Company  has  accrued  $0.7  million  for  environmental  remediation  and
    restoration  costs.    The  accruals  were  based  upon management's  best
    estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows.

    Considerations Relating To Holdings' Cash Obligations

     Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the Revolving Credit Agreement. Accordingly, Holdings' ability to meet its cash obligations is dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' obligations.

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

     At March 31, 1996, Holdings had outstanding 2,110,049 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock"). The aggregate liquidation preference of the Series B Preferred Stock was $52.8 million at March 31, 1996. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Revolving Credit Agreement permits the optional redemption of the Series B Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Senior Notes, refinance the Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

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


                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)  Exhibits:

                     None.

                (b)  Reports on Form 8-K:

                     No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    May 14, 1996                          /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)