Form 10-Q
period 1996-06-30
ESSEX GROUP INC
filed 1996-08-12
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                  As of June 30, 1996
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED JUNE 30, 1996






                                                                      Page No.

    Part I.   Financial Information

         Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

         Item 2.   Management's Discussion and Analysis of
                   Results of Operations and Financial Condition  . . . .   13

    Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .   20


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,     December 31,
                                                                   1996           1995
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $      -     $  3,157
       Accounts receivable (net of allowance of
        $4,150 and $3,930)  . . . . . . . . . . . . . . . . .      175,051      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      180,554      166,076
       Other current assets . . . . . . . . . . . . . . . . .       18,832        8,988
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      374,437      332,805


       Property, plant and equipment, (net of accumulated
        depreciation of $98,535 and $84,341)  . . . . . . . .      266,526      270,546
       Excess of cost over net assets acquired (net of
        accumulated amortization of $15,281 and $13,221)  . .      127,782      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,395 and $3,102) . . .        8,838        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,936        1,987
                                                                  --------     --------

                                                                  $780,519     $744,468
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 June 30,     December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 20,123     $ 11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734
       Accounts payable . . . . . . . . . . . . . . . . . . .       58,153       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       48,029       45,864

       Deferred income taxes  . . . . . . . . . . . . . . . .       16,224       15,345
       Due to Holdings  . . . . . . . . . . . . . . . . . . .        2,122          384
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      156,227      164,884

       Long-term debt . . . . . . . . . . . . . . . . . . . .      419,228      388,016

       Deferred income taxes  . . . . . . . . . . . . . . . .       64,255       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       12,058       10,081

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      104,036
       Retained earnings  . . . . . . . . . . . . . . . . . .       24,715       10,642
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      128,751      114,678
                                                                  --------     --------

                                                                  $780,519     $744,468
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Month Period       Six Month Period
                                                       Ended June 30,          Ended June 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1996        1995         1996        1995
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $337,533    $288,534      $645,943   $578,183

      Interest income   . . . . . . . . . . . . .           9         174            48        380
      Other income  . . . . . . . . . . . . . . .         326         470           565      1,329
                                                     --------    --------      --------   --------

                                                      337,868     289,178       646,556    579,892
                                                     --------    --------      --------   --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     284,642     250,936       543,293    498,159
      Selling and administrative  . . . . . . . .      29,331      21,559        57,450     43,283
      Interest expense  . . . . . . . . . . . . .      10,157       8,426        20,324     14,182

      Other expense . . . . . . . . . . . . . . .          84         433           416        560
                                                     --------    --------      --------   --------
                                                      324,214     281,354       621,483    556,184
                                                     --------    --------      --------   --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .      13,654       7,824        25,073     23,708
    Provision for income taxes  . . . . . . . . .       6,000       3,780        11,000     10,480
                                                     --------    --------      --------   --------

    Income before extraordinary charge  . . . . .       7,654       4,044        14,073     13,228
    Extraordinary charge - debt retirement,
     net of income tax benefit  . . . . . . . . .           -       2,971             -      2,971
                                                     --------    --------      --------   --------


    Net income  . . . . . . . . . . . . . . . . .    $  7,654    $  1,073      $ 14,073   $ 10,257
                                                     ========    ========      ========   ========

                  See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 14,073      $ 10,257
    Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
      Depreciation and amortization . . . . . . . . . . .      16,942        16,267
      Non cash interest expense . . . . . . . . . . . . .       1,171         1,054
      Non cash pension expense  . . . . . . . . . . . . .       1,387         1,254
      Loss on debt retirement . . . . . . . . . . . . . .           -         4,951
      Provision for losses on accounts receivable . . . .         673           243
      Benefit for deferred income taxes . . . . . . . . .      (1,675)         (775)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         243           418
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (21,036)      (14,903)
       Increase in inventories  . . . . . . . . . . . . .      (9,768)       (1,522)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (6,450)       (1,493)
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (9,874)       10,180
       Increase (decrease) in due to Holdings   . . . . .       1,738       (33,961)
                                                             --------      --------

    NET CASH USED FOR OPERATING ACTIVITIES  . . . . . . .     (12,576)       (8,030)
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (9,342)      (11,098)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         337         1,069
     Acquisitions and other investments . . . . . . . . .      (7,993)         (492)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (16,998)       (9,458)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements










                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      90,200       285,100
     Repayment of long-term debt  . . . . . . . . . . . .     (72,146)      (45,000)
     Proceeds from notes payable to banks . . . . . . . .     265,688        28,200
     Repayment of notes payable to banks  . . . . . . . .    (257,325)      (18,200)
     Dividend paid to Holdings  . . . . . . . . . . . . .           -      (238,748)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (5,092)
                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      26,417         6,260
                                                             --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,157)      (11,228)

    Cash and cash equivalents at beginning of period  . .       3,157        16,894
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $     -       $ 5,666
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1996, and the consolidated results of operations for the three month and six month periods ended June 30, 1996 and 1995, respectively, and cash flows of the Company for the six-month periods ended June 30, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 1995.

      The Company is a wholly-owned subsidiary of BCP/Essex Holdings Inc. ("Holdings"). Holdings is a holding company with no operations and has virtually no assets other than its ownership of all the outstanding stock of the Company.

    NOTE 2  INVENTORIES

      The components of inventories are as follows:


                                                  June 30,      December 31,
                                                    1996            1995
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $144,931          $146,821
      Raw materials and work in process   . .      49,722            52,366
                                                 --------          --------
                                                  194,653           199,187
      LIFO reserve  . . . . . . . . . . . . .     (14,099)          (33,111)
                                                 --------          --------
                                                 $180,554          $166,076
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $172,668 and $161,449 at June 30, 1996 and December 31, 1995, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

      Long-term debt consists of the following:

                                                 June 30,       December 31,
                                                   1996             1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000
    Revolving loan  . . . . . . . . . . . .       172,000          135,000
    Term loan . . . . . . . . . . . . . . .        36,304           54,000
    Lease obligation  . . . . . . . . . . .        22,500           23,750
                                                 --------         --------
                                                  430,804          412,750
    Less: current portion . . . . . . . . .        11,576           24,734
                                                  --------        --------
                                                 $419,228         $388,016
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

      The Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under the Company's Canadian credit agreement and unsecured bank lines of credit ($5,123 and $15,000, respectively, at June 30, 1996), as described below. The Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    effective date of April 12, 1995. Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Revolving Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets.

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

      On May 30, 1996, a subsidiary of the Company entered into a $12,000 (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of June 30, 1996, $5,123 was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      In addition, the Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $15,000 and $11,760 were outstanding at June 30, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are also denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between the Company and the lending banks. At June 30, 1996 and December 31, 1995, such rates of interest averaged 6.2% and 6.7%, respectively.

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

    NOTE 4  HOLDINGS PREFERRED STOCK AND WARRANTS

      At June 30, 1996, Holdings had outstanding 2,189,176 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of
    Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series B Preferred Stock was $53,063 at June 30, 1996. Dividends on the Series B Preferred Stock were payable quarterly at a rate of 15.0% per annum. Dividends accruing have been paid in additional shares of Series B Preferred Stock. On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. See Note 6 for further information.

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

    NOTE 6  SUBSEQUENT EVENT

      On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. The stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

      The aggregate amount due upon redemption of the outstanding Series B Preferred Stock, $59,198, was financed by Holdings through a private offering of its common stock to certain of its current common stockholders and their affiliates. This offering has not been registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

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

      In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings acquired the Company from United Technologies Corporation ("UTC") in February 1988.

    Results of Operations

    Three Month Period Ended June 30, 1996

      Net sales for the second quarter 1996 were $337.5 million or 17% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, the Company's principal raw material. During the second quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 13.2% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Second quarter 1996 sales volumes were at record levels with respect to historical second quarter operating performance and exceeded the second quarter 1995 by 19.3%. Sales volumes improved due primarily to increased demand for the Company's building wire and magnet wire products. Building wire sales for the second quarter 1996 increased as compared to the second quarter 1995 due primarily to higher sales volumes, attributable to increased demand and improved market share, partially offset by the decrease in copper prices. Although the building wire market has experienced very competitive conditions due primarily to excess industry capacity, product pricing improved in the second quarter 1996 compared to the same period last year. The Company believes this improvement to be the result of higher end user demand coupled with low distributor inventories. Sales of magnet wire during the second quarter 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the second quarter 1996 declined from the comparable period in 1995 due to decreased sales to regional Bell operating companies, reduced export sales and lower copper prices, partially offset by continued growth in premise wire sales. Automotive wire sales in the second quarter 1996 were above the comparable 1995 period due to increased sales volumes partially offset by the decrease in copper prices.

      Cost of goods sold for the second quarter 1996 was 13.4% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.3% and 87.0% in the second quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from a change in product mix associated with the distribution operations acquired in September 1995, the impact of lower copper and other material costs, lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

      Selling  and administrative  expenses for the  second quarter  1996 were
    36.1% above the comparable 1995 period, due primarily to increased overhead expenses related to the distribution operations acquired in September 1995.
      Interest expense in the second quarter 1996 was $1.7 million higher than the same period in 1995 due primarily to additional borrowings under the Company's new credit facilities to effect the redemption (the "Redemption") of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). See "Liquidity, Capital Resources and Financial Condition" under this caption. The Redemption resulted in a reduction of Holdings' second quarter 1996 interest expense of 23.2% compared to the second quarter 1995.

      Income tax expense was 43.9% pretax income in the second quarter 1996 compared with 48.3% for the same period in 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

      The Company recorded net income of $7.7 million for the second quarter 1996 compared to net income of $1.1 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million
    ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement.

    Six Month Period Ended June 30, 1996

      Net sales for the first six months of 1996 were $645.9 million or 11.7% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, the Company's principal raw material. During the first half of 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 13.8% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. First half 1996 sales volumes were at record levels with respect to historical first half operating performance and exceeded the first half 1995 by 11.9%. Improved sales volumes resulted primarily from increased demand for the Company's building wire and magnet wire products. Building wire sales for the first six months of 1996 increased as compared to the first six months of 1995 due primarily to an increase in sales volumes, attributable to increased demand and improved market share, partially offset by declining copper prices. Although building wire market prices have experienced very competitive conditions resulting primarily from excess industry capacity, market demand continued to improve in the first six months of 1996 on the strength of new non-residential construction coupled with low distributor inventories. Sales of magnet wire during the first half of 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the first six months of 1996 increased over the comparable period in 1995 due to increased domestic sales volume and improved product pricing. Automotive wire sales in the first half of 1996 were above the comparable 1995 period due to improved sales volumes partially offset by the decrease in copper prices.

      Cost of goods sold for the first six months of 1996 was 9.1% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.1% and 86.2% in the first six months of 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from a change in product mix associated with the distribution operations acquired in September 1995, the impact of lower copper and other material costs, lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

      Selling and administrative expenses for the first six months of 1996 were 32.7% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

      Interest expense in the first half of 1996 was $6.1 million higher than the same period in 1995 due primarily to additional borrowings under the Company's new credit facilities to effect the Redemption of all of Holdings' outstanding Debentures. See "Liquidity, Capital Resources and Financial Condition" under this caption. The Redemption resulted in a reduction of Holdings' first half 1996 interest expense of 28.8% compared to the first half of 1995.

      Income tax expense was 43.9% of pretax income in the first six months of 1996 compared with 44.2% for the same period in 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

      The Company recorded net income of $14.1 million for the first six months of 1996 compared to net income of $10.3 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement.

    Liquidity, Capital Resources and Financial Condition

      The Company's financial position at June 30, 1996 was highly leveraged. The Company's aggregate notes payable to banks plus long-term debt was $450.9 million and its stockholder's equity was $128.8 million. The Company's ratio of debt to stockholder's equity was approximately 3.5 to 1 at June 30, 1996 and 3.7 to 1 at December 31, 1995.

      In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for 1996. As of June 30, 1996, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

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

      The Revolving Credit Agreement provides for up to $260.0 million in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under the Company's Canadian credit agreement and unsecured bank lines of credit ($5.1 million and $15.0 million, respectively, at June 30, 1996), as described below. The Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. The Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or 0.5% of the average daily unused portion of the available credit based upon certain specified financial conditions.

      The Term Loan provides for an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required the Company to repay $12.4 million of the term loan. The payment was made in March 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

      On May 30, 1996, a subsidiary of the Company entered into a $12.0 million (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of June 30, 1996, $5.1 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      In addition, the Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25.0 million of which $15.0 million was outstanding at June 30, 1996 and also denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At June 30, 1996, such rates of interest averaged 6.2%.

      The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

      Net cash used for operating activities of the Company through the first six months of 1996 was $12.6 million, compared to $8.0 million during the same period in 1995. The increase in cash requirements was needed primarily to fund higher inventory and accounts receivable balances resulting from the nearly 12% increase in sales for the comparable periods. Further, in 1995 other assets declined due to the collection of a miscellaneous receivable. Partially offsetting these uses of funds was the 1995 repayment of an intercompany liability with Holdings in the amount of $34.1 million.

      Capital expenditures of $9.3 million in the first six months of 1996 were $1.8 million less than in the comparable period in 1995. Major projects in 1996 entail improving product quality, increasing manufacturing productivity and expanding capacity. Capital expenditures in 1996 are expected to be approximately 20% to 25% below 1995 and will be used to complete modernization projects, expand capacity, enhance efficiency and ensure continued compliance with regulatory requirements. At June 30, 1996, approximately $6.1 million was committed to outside vendors for capital expenditures. The Company's Credit Facilities impose limitations on capital expenditures, business acquisitions and investments. On March 25, 1996, the Company acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under the Company's Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

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

      At June 30, 1996, Holdings had outstanding 2,189,176 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock"). The aggregate liquidation preference of the Series B Preferred Stock was $54.7 million at June 30, 1996. On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. The stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share.

      The aggregate amount paid upon redemption of the outstanding Series B Preferred Stock, $59.2 million, was financed by Holdings through a private offering of its common stock to certain of its current common stockholders and their affiliates. This offering has not been registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

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

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      Item     Exhibit Index
      ----     -------------

      27.1     Financial Data Schedule

      (b)  Reports on Form 8-K:

      No Reports  on Form  8-K were  filed by the  Company during  the quarter
    ended                                                      June 30, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                          (Registrant)




    August 12, 1996                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)