Form 10-Q
period 1996-09-30
ESSEX GROUP INC
filed 1996-11-13
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                As of September 30, 1996
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Income . . . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   13

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   19

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,  December 31,
                                                                   1996           1995
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  3,874     $  3,157
       Accounts receivable (net of allowance of
        $4,409 and $3,930)  . . . . . . . . . . . . . . . . .      169,302      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      172,599      166,076
       Other current assets . . . . . . . . . . . . . . . . .       17,210        8,988
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      362,985      332,805


       Property, plant and equipment, (net of accumulated
        depreciation of $105,546 and $84,341) . . . . . . . .      264,542      270,546
       Excess of cost over net assets acquired (net of
        accumulated amortization of $16,343 and $13,221)  . .      127,665      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,846 and $3,102) . . .        7,443        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        3,525        1,987
                                                                  --------     --------

                                                                  $766,160     $744,468
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               September 30,  December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 10,536     $ 11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734
       Accounts payable . . . . . . . . . . . . . . . . . . .       51,847       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       54,927       45,864

       Deferred income taxes  . . . . . . . . . . . . . . . .       16,377       15,345
       Due to Holdings  . . . . . . . . . . . . . . . . . . .        3,365          384
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      148,628      164,884

       Long-term debt . . . . . . . . . . . . . . . . . . . .      401,334      388,016

       Deferred income taxes  . . . . . . . . . . . . . . . .       63,114       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       12,812       10,081

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      104,036
       Retained earnings  . . . . . . . . . . . . . . . . . .       36,236       10,642
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      140,272      114,678
                                                                  --------     --------

                                                                  $766,160     $744,468
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                     Three Month Period       Nine Month Period
                                                    Ended September 30,      Ended September 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1996        1995         1996        1995
    ----------------------------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .    $328,777    $308,288      $974,720  $886,471

      Interest income   . . . . . . . . . . . . .           7          10            55       390
      Other income  . . . . . . . . . . . . . . .         305         (91)          870     1,238
                                                     --------    --------      --------  --------

                                                      329,089     308,207       975,645   888,099
                                                     --------    --------      --------  --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .     269,813     263,523       813,106   761,682
      Selling and administrative  . . . . . . . .      28,881      21,892        86,331    65,175
      Interest expense  . . . . . . . . . . . . .       9,555      10,284        29,879    24,466

      Other expense . . . . . . . . . . . . . . .         819       1,991         1,235     2,551
                                                     --------    --------      --------  --------

                                                      309,068     297,690       930,551   853,874
                                                     --------    --------      --------  --------

    Income before income taxes and
     extraordinary charge . . . . . . . . . . . .      20,021      10,517        45,094    34,225
    Provision for income taxes  . . . . . . . . .       8,500       4,400        19,500    14,880
                                                     --------    --------      --------  --------

    Income before extraordinary charge  . . . . .      11,521       6,117        25,594    19,345

    Extraordinary charge - repurchase of debt,
     net of income tax benefit  . . . . . . . . .           -           -             -     2,971
                                                     --------    --------      --------  --------

    Net income  . . . . . . . . . . . . . . . . .    $ 11,521    $  6,117      $ 25,594  $ 16,374
                                                     ========    ========      ========  ========

                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . .       $25,594      $ 16,374
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      25,489        24,493
      Non cash interest expense . . . . . . . . . . . . .       1,585         1,501
      Non cash pension expense  . . . . . . . . . . . . .       2,170         1,710
      Loss on debt retirement . . . . . . . . . . . . . .           -         4,951
      Provision for losses on accounts receivable . . . .         958           372
      Benefit for deferred income taxes . . . . . . . . .      (2,664)         (337)
      Loss on disposal of property, plant and equipment         1,045         2,093
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (15,572)      (25,878)
       (Increase) decrease in inventories . . . . . . . .      (1,813)       14,354
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (5,349)       21,046
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (9,377)       10,591
       Increase (decrease) in due to Holdings   . . . . .       2,980       (33,128)
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      25,046        38,142
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (15,677)      (18,069)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         405         1,151
     Acquisitions and other investments . . . . . . . . .      (7,993)      (25,392)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (23,265)      (41,247)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements











                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     110,800       374,040
     Repayment of long-term debt  . . . . . . . . . . . .    (110,640)     (157,665)
     Proceeds from notes payable to banks . . . . . . . .     390,259        72,345
     Repayment of notes payable to banks  . . . . . . . .    (391,483)      (56,945)
     Dividend paid to Holdings  . . . . . . . . . . . . .           -      (238,748)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (4,437)
                                                             --------      --------

     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .      (1,064)      (11,410)
                                                             --------      --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          717       (14,515)

    Cash and cash equivalents at beginning of period  . .       3,157        16,894
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 3,874      $  2,379
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of Essex Group, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1996, and the consolidated results of operations for the three month and nine month periods ended September 30, 1996 and 1995, respectively, and cash flows of the Company for the nine month periods ended September 30, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 1995.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                               September 30,    December 31,
                                                    1996            1995
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $128,006          $146,821
    Raw materials and work in process . . . .      43,955            52,366
                                                 --------          --------
                                                  171,961           199,187
    LIFO reserve  . . . . . . . . . . . . . .         638           (33,111)
                                                 --------          --------
                                                 $172,599          $166,076
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $166,519 and $161,449 at September 30, 1996 and December 31, 1995, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               September 30,    December 31,
                                                   1996             1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .           $200,000        $200,000
    Revolving loan  . . . . . . . . . . . .            157,000         135,000
    Term loan . . . . . . . . . . . . . . .             34,035          54,000
    Lease obligation  . . . . . . . . . . .             21,875          23,750
                                                      --------        --------
                                                       412,910         412,750
    Less: current portion . . . . . . . . .             11,576          24,734
                                                      --------        --------
                                                      $401,334        $388,016
                                                      ========        ========

    Bank Financing

     In April 1995, in connection with the redemption (the "Redemption") by BCP/Essex Holdings Inc. ("Holdings"), holding company of the Company, of all of its outstanding 16% Senior Discount Debentures due 2004 (the
    "Holdings  Debentures"),  the  Company   terminated  its  previous  credit
    agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260,000 revolving credit agreement, dated as of April 12, 1995, by and among the Company, Holdings, the Lenders named therein, and Chemical Bank, as agent (the "Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995, by and among the Company, Holdings, as guarantor, the Lenders named therein, and Chemical Bank, as administrative agent (the "Term Loan", together with the Revolving Credit Agreement, the "Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"). The Company recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980), in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

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

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    15, 1995.

     The Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under the Company's Canadian credit agreement and unsecured bank lines of credit ($4,476 and $6,060, respectively, at September 30, 1996), as described below. The Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Revolving Credit Agreement is guaranteed by Holdings and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets. See Note 5 for further information.

     The Term Loan provides for an aggregate of $60,000 in term loans, the last payment of which is due in May 2000. Borrowings under the Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. Principal payments on the term loans will be made in 20 equal quarterly installments, subject to the loan's excess cash provision, commencing August 15, 1995. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required the Company to repay $12,427 of the term loan. Such payment was made in March 1996. After the 1996 excess cash repayment, principal payments will be made in 17 equal quarterly installments of $2,269. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

     On May 30, 1996, a subsidiary of the Company entered into a $12,000 (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of September 30, 1996, $4,476 was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

     In addition, the Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $6,060 and $11,760 were outstanding at September 30, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are also denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between the Company and the lending banks. At September 30, 1996 and December 31, 1995, such rates of interest averaged 6.7%.

     The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150,000 of debt with a strike rate of 10.0% (three month LIBOR).

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

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

    NOTE 4  CONTINGENT  LIABILITIES

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

    NOTE 5  SUBSEQUENT EVENTS

     On October 31, 1996, the Company acquired substantially all of the assets of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island ("Triangle"), related to the sales, marketing, manufacturing and distribution of electrical wire and cable and the assets of its Canadian affiliate, FLI Royal Wire and Cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    approximated $75,000, subject to post closing adjustment. The acquisition was financed from proceeds received under the Company's new revolving credit agreement as detailed in the following paragraph.

     In connection with the Triangle acquisition, the Company terminated the Revolving Credit Agreement and entered into a new revolving credit agreement, dated as of October 31, 1996, by and among the Company, Holdings, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "New Revolving Credit Agreement"). The New Revolving Credit Agreement provides for up to $370,000 in revolving loans and bears terms and conditions similar to the terminated Essex Revolving Credit Agreement. The Company will recognize an extraordinary charge of approximately $1,183 ($1,971 before applicable income tax benefit) in the fourth quarter 1996 for the write-off of unamortized deferred debt expense associated with the termination of the Revolving Credit Agreement.

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

     In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings is the holding company of the Company. The principal asset of Holdings is all the outstanding common stock of the Company. Holdings acquired the Company from United Technologies Corporation ("UTC") in February 1988.
    Results of Operations

    Three Month Period Ended September 30, 1996

     Net sales for the third quarter 1996 were $328.8 million or 6.6% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, the Company's principal raw material. During the third quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 33.0% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Third quarter 1996 sales volumes were at record levels with respect to historical third quarter operating performance and exceeded the third quarter 1995 by 16.5%. Sales volumes improved due primarily to increased demand for the Company's building wire and magnet wire products. Building wire sales for the third quarter 1996 increased as compared to the third quarter 1995 due primarily to higher sales volumes and an increase in product pricing (without regard to copper costs), partially offset by decreased copper prices. Although the building wire market has been experiencing very competitive conditions due primarily to excess industry capacity, product pricing improved during the third quarter 1996. The Company believes this improvement to be the result of higher end user demand coupled with low distributor inventories. Sales of magnet wire during the third quarter 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the transformer market as well as increased sales to distributors. Voice and data communication wire sales for the third quarter 1996 declined from the comparable period in 1995 due to lower copper prices, decreased sales to regional Bell operating companies and reduced export sales. Continued strong growth in premise wire sales, however, have partially offset those unfavorable sales conditions. Automotive wire sales in the third quarter 1996 were below the comparable 1995 period due primarily to the decline in copper prices as sales volumes were essentially unchanged.

     Cost of goods sold for the third quarter 1996 was 2.4% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 82.1% and 85.5% in the third quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the sharp decline in copper prices, improved building wire product prices (without regard to copper costs), a change in product mix associated with the distribution operations acquired in September 1995 and higher manufacturing volumes.

     Selling and administrative expenses for the third quarter 1996 were 31.9% above the comparable 1995 period, due primarily to increased overhead expenses related to the distribution operations acquired in September 1995.
     Interest expense in the third quarter 1996 was $0.7 million lower than the same period in 1995 due primarily to lower interest rates.

     Income tax expense was 42.5% of pretax income in the third quarter 1996 compared with 41.8% for the same period in 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Nine Month Period Ended September 30, 1996

     Net sales for the first nine months of 1996 were $974.7 million or 10.0% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, the Company's principal raw material. During the first nine months of 1996, the average COMEX price of copper was 20.2% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Sales volumes for the first nine months of 1996 were at record levels with respect to historical first nine months operating performance and exceeded the comparable 1995 period by 13.4%. Improved sales volumes resulted primarily from increased demand for the Company's building wire and magnet wire products. Building wire sales for the first nine months of 1996 increased as compared to the first nine months of 1995 due primarily to an increase in sales volumes, partially offset by declining copper prices. Building wire market demand has exhibited continued growth during 1996 on the strength of new non-residential construction and sustained expansion of the repair and remodeling segment of the market. The Company believes this continued growth in demand coupled with low distributor inventories, has led to an improvement in the depressed market conditions of the most recent quarters resulting in improved product pricing during the third quarter 1996. The Company cannot, however, provide assurances that such favorable market conditions will continue into 1997. Sales of magnet wire during the first nine months of 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor and transformer markets as well as increased sales to distributors. Communication wire sales for the first nine months of 1996 are below the comparable period in 1995 due to the decrease in copper prices partially offset by improved product pricing, increased domestic sales volume and sales of premise wire products, which are up 18% as compared to year-to-date 1995, reflecting continued strong growth in this segment of the communication wire market. Automotive wire sales in the first nine months of 1996 were below the comparable 1995 period due to the decrease in copper prices partially offset by improved sales volumes.

     Cost of goods sold for the first nine months of 1996 was 6.8% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 83.4% and 85.9% in the first nine months of 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the marked decline in copper costs, improved building wire and communications product pricing (without regard to copper costs), a change in product mix associated with the distribution operations acquired in September 1995 and higher manufacturing volumes.

     Selling and administrative expenses for the first nine months of 1996 were 32.5% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

     Interest expense in the first nine months of 1996 was $5.4 million higher than the same period in 1995 due primarily to additional borrowings under the Company's new credit facilities to effect the May 1995 redemption (the "Redemption") of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). See "Liquidity, Capital Resources and Financial Condition" under this caption.

     Income tax expense was 43.2% of pretax income in the first nine months of 1996 compared with 43.5% for the same period in 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

     The Company recorded net income of $25.6 million for the first nine months of 1996 compared to net income of $16.4 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company s former revolving credit agreement. The former revolving credit agreement was terminated in connection with the Redemption of Holding's Debentures.

    Liquidity, Capital Resources and Financial Condition

     The Company's financial position at September 30, 1996 was highly leveraged. The Company's aggregate notes payable to banks plus long-term debt totalled $423.4 million and its stockholder's equity was $140.3 million. The Company's ratio of debt to stockholder's equity was approximately 3.0 to 1 at September 30, 1996 and 3.7 to 1 at December 31, 1995.

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the remainder of 1996 and for 1997. As of September 30, 1996, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

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

     On October 31, 1996, the Company acquired substantially all of the assets of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island ("Triangle") and the assets of its Canadian affiliate, FLI Royal Wire and Cable. See "Subsequent Event" under this caption for further information. In connection with the Triangle acquisition, the Company terminated the revolving credit agreement and entered into a new revolving credit agreement, dated as of October 31, 1996, by and among the Company, Holdings, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "New Revolving Credit Agreement"). The New Revolving Credit Agreement provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets reduced by outstanding borrowings under the Company's Canadian credit facility and unsecured bank lines of credit. The New Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. The Company's ability to borrow under the New Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Term Loan (together with the New Revolving Credit Agreement, the "New Credit Facilities") and by debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). The New Revolving Credit Agreement terminates five years from its effective date of October 31, 1996. The New Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.50%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .25%, .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Holdings is a party to the New Credit Facilities and has guaranteed the Company's obligations under the New Revolving Credit Agreement. Holdings has secured its obligations pursuant to the guarantee of the New Revolving Credit Agreement by a pledge of all of the outstanding stock of the Company to the lending banks.

     The Term Loan provides for an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required the Company to repay $12.4 million of the term loan. Such payment was made in March 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

     On May 30, 1996, a subsidiary of the Company entered into a $12.0 million (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of September 30, 1996, $4.5 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the New Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

     The Company also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25.0 million of which $6.0 million was outstanding at September 30, 1996 and also denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At September 30, 1996, such rates of interest averaged 6.7%.

     The Company has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

     The New Revolving Credit Agreement restricts incurrence of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditures and investments and, with certain exceptions, limits prepayment of indebtedness, including the Senior Notes. Transactions with affiliates are also restricted subject to certain exceptions. The Term Loan and the Senior Note Indenture prohibit, with certain exceptions, the incurrence by the Company of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or the Company to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of the Company.

     Net cash provided by operating activities of the Company through the first nine months of 1996 was $25.0 million, compared to $38.1 million during the same period in 1995. The decrease in cash provided was due to a reduction in accounts payable and accrued liabilities, increased inventory levels to accommodate higher sales volumes, and the collection in 1995 of a miscellaneous receivable. Partially offsetting the decrease in cash provided by operating activities was the 1995 repayment of an intercompany liability with Holdings in the amount of $34.1 million coupled with reduced growth in accounts receivable attributable to a marked decline in copper prices.

     Capital expenditures of $15.7 million in the first nine months of 1996 were $2.4 million less than the comparable period in 1995. Capital expenditures for the remainder of 1996 and for 1997 will be used for modernization projects, to enhance efficiency, expand capacity and ensure continued compliance with regulatory requirements. At September 30, 1996, approximately $5.4 million was committed to outside vendors for capital expenditures. On March 25, 1996, the Company acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under the Company's Revolving Credit Agreement. Future cash requirements of this and the Triangle operations are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

     Regarding long-term liquidity issues, future capital expenditures are anticipated to be at recent historical levels while the Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Term Loan and the Sale and Leaseback Agreement.

     The Company's operations involve the use, disposal and clean-up of certain substances regulated under environmental protection laws. The
    Company  has  accrued  $0.9  million  for  environmental  remediation  and restoration costs. The accruals were based upon management's best estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows.

    Considerations Relating to Holdings' Cash Obligations

     Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of the Company. All of such stock is pledged, however, to the lenders under the New Revolving Credit Agreement. Accordingly, Holdings' ability to meet its cash obligations is dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' obligations.

     The Company expects that it may make certain cash payments to Holdings from time to time to the extent cash is available and to the extent it is permitted under the terms of the New Credit Facilities and the Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between the Company and Holdings to enable Holdings to pay the Company's taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million;
    (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through the Company, or employees). To the extent the Company makes any such payments, it will do so out of operating cash flow, borrowings under the New Revolving Credit Agreement or other sources of funds it may obtain in the future subject to the extent such payments are permitted under the terms of the New Credit Facilities and the Senior Note Indenture.

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

    Subsequent Event

     On October 31, 1996, the Company acquired substantially all of the assets of Triangle related to the sales, marketing, manufacturing and distribution of electrical wire and cable and the assets of its Canadian affiliate, FLI Royal Wire and Cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle approximated $75 million, subject to post closing adjustment. The acquisition was financed from proceeds received under the Company's New Revolving Credit Agreement. See "Liquidity, Capital Resources and Financial Condition" under this caption.

                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Item     Exhibit Index
              ----     -------------

              10.1 Credit Agreement dated as of October 31, 1996 among BCP/Essex Holdings Inc., the registrant, the Lenders
    named                           therein  and The Chase  Manhattan Bank, as
    administrative                     agent.

              27.1     Financial Data Schedule

         (b)  Reports on Form 8-K:

              A Current Report  on Form 8-K (Items 5 and  7) was filed on July
    12,            1996 to report second quarter 1996 earnings.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    November 13, 1996                     /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)