Form 10-Q
period 1997-06-30
ESSEX GROUP INC
filed 1997-08-13
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                  As of June 30, 1997
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1997






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

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,     June 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                            (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  2,899     $  8,459
       Accounts receivable (net of allowance of
        $5,239 and $5,872)  . . . . . . . . . . . . . . . . .      189,717      229,457
       Inventories  . . . . . . . . . . . . . . . . . . . . .      217,643      234,135
       Other current assets . . . . . . . . . . . . . . . . .       12,147        9,404
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      422,406      481,455


       Property, plant and equipment, (net of accumulated
        depreciation of $112,108 and $123,232)  . . . . . . .      280,489      276,895
       Excess of cost over net assets acquired (net of
        accumulated amortization of $17,388 and $19,491)  . .      126,619      125,044
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,501 and $4,003) . . .        7,417        6,134
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,294        6,150
                                                                  --------     --------

                                                                  $841,225     $895,678
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               December 31,     June 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                            (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 30,913     $ 28,607
       Current portion of long-term debt  . . . . . . . . . .       11,576        2,500
       Accounts payable . . . . . . . . . . . . . . . . . . .       71,243       63,645
       Accrued liabilities  . . . . . . . . . . . . . . . . .       64,313       62,606

       Deferred income taxes  . . . . . . . . . . . . . . . .       15,151       14,080
       Due to Essex International . . . . . . . . . . . . . .        5,153       60,204
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      198,349      231,642

       Long-term debt . . . . . . . . . . . . . . . . . . . .      421,340      402,500

       Deferred income taxes  . . . . . . . . . . . . . . . .       58,043       52,900
       Other long-term liabilities  . . . . . . . . . . . . .       12,427       14,800

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      104,036
       Retained earnings  . . . . . . . . . . . . . . . . . .       47,030       89,800
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      151,066      193,836
                                                                  --------     --------

                                                                  $841,225     $895,678
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                  ------------------------ -----------------------
    In Thousands of Dollars                           1996        1997         1996        1997
    ----------------------------------------------------------------------------------------------
    Net sales . . . . . . . . . . . . . . . . . .    $337,533    $453,331     $645,943   $864,109
    Cost of goods sold  . . . . . . . . . . . . .     284,642     365,621      543,293    696,528

    Selling and administrative expenses . . . . .      29,331      38,405       57,450     75,311
    Other income, net . . . . . . . . . . . . . .        (251)        (14)        (197)       (74)
                                                     --------    --------     --------   --------

    Income from operations  . . . . . . . . . . .      23,811      49,319       45,397     92,344
    Interest expense  . . . . . . . . . . . . . .      10,157      10,147       20,324     21,274
                                                     --------    --------     --------   --------

    Income before income taxes  . . . . . . . . .      13,654      39,172       25,073     71,070
    Provision for income taxes  . . . . . . . . .       6,000      15,700       11,000     28,300
                                                     --------    --------     --------   --------


    Net income  . . . . . . . . . . . . . . . . .    $  7,654    $ 23,472     $ 14,073   $ 42,770
                                                     ========    ========     ========   ========

                  See Notes to Consolidated Financial Statements

                                ESSEX GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 14,073      $ 42,770
    Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
      Depreciation and amortization . . . . . . . . . . .      16,942        16,699
      Non cash interest expense . . . . . . . . . . . . .       1,171         1,211
      Non cash pension expense  . . . . . . . . . . . . .       1,387         1,899
      Provision for losses on accounts receivable . . . .         673           846
      Benefit for deferred income taxes . . . . . . . . .      (1,675)       (6,214)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         243           454
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (21,036)      (40,586)
       Increase in inventories  . . . . . . . . . . . . .      (9,768)      (16,492)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (6,450)       (9,317)
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (9,874)        1,319
       Increase in due to Essex International . . . . . .       1,738         9,029
                                                             --------      --------

    NET CASH USED FOR OPERATING ACTIVITIES  . . . . . . .     (12,576)        1,618
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (9,342)      (14,156)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         337         3,198
     Acquisitions . . . . . . . . . . . . . . . . . . . .      (7,631)            -
     Other investments  . . . . . . . . . . . . . . . . .        (362)         (900)
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (16,998)      (11,858)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements











                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      90,200       291,400
     Repayment of long-term debt  . . . . . . . . . . . .     (72,146)     (319,316)
     Proceeds from notes payable to banks . . . . . . . .     265,688       309,634
     Repayment of notes payable to banks  . . . . . . . .    (257,325)     (311,940)
     Proceeds from Essex International  . . . . . . . . .           -        46,022
                                                             --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      26,417        15,800
                                                             --------      --------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (3,157)        5,560

    Cash and cash equivalents at beginning of period  . .       3,157         2,899
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $     -       $ 8,459
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

      On May 1, 1997, Essex International completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by certain existing shareholders. The net proceeds to Essex International, after underwriting commissions and other associated expenses, were approximately $46,022 of which $29,497 was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. In connection with the Offering, BCP/Essex Holdings Inc.'s name was changed to Essex International Inc.

    NOTE 2  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, and the consolidated results of operations for the three and six months ended June 30, 1996 and 1997, respectively, and cash flows of the Company for the six months ended June 30, 1996 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

    NOTE 3  INVENTORIES

      The components of inventories are as follows:


                                                December 31,      June 30,
                                                    1996            1997
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $171,213          $200,784
      Raw materials and work in process   . .      56,840            56,760
                                                 --------          --------
                                                  228,053           257,544





      LIFO reserve  . . . . . . . . . . . . .     (10,410)          (23,409)
                                                 --------          --------
                                                 $217,643          $234,135
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $223,820 at December 31, 1996 and June 30, 1997, respectively.

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

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

    NOTE 4  LONG-TERM DEBT

      Long-term debt consists of the following:

                                               December 31,       June 30,
                                                   1996             1997
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000         $200,000
    Revolving loan  . . . . . . . . . . . .       179,900          185,000
    Lease obligation  . . . . . . . . . . .        21,250           20,000
    Term loan . . . . . . . . . . . . . . .        31,766                -
                                                 --------         --------
                                                  432,916          405,000
         Less: current portion  . . . . . .        11,576            2,500
                                                  --------        --------
                                                 $421,340         $402,500
                                                 ========         ========

      In connection with the Offering, the Company's revolving credit facility was amended and restated. It continues to provide up to $370,000 in revolving loans and maintains existing terms and conditions except that revolving loans bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios.

      Through  June  30, 1997,  the Company  fully  complied with  all  of the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

    NOTE 5  CONTINGENT LIABILITIES

      There are various claims and pending legal proceedings against the Company, including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 acquisition of the Company by Essex International from United Technologies Corporation ("UTC"), UTC agreed to indemnify the Company against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of the Company prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, the Company is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are administrated by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also

                                ESSEX GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars

    provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five-year period commencing February 29, 1988. As to any such losses, the Company is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to the Company, exceeding amounts provided, will not materially affect its consolidated financial position, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

      Since approximately 1990, the Company has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At June 30, 1997, the number of cases filed against the Company was 97 involving approximately 410 claims. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

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

      On May 1, 1997, Essex International completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by certain existing shareholders. The net proceeds to Essex International, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. In connection with the Offering, BCP/Essex Holdings Inc.'s name was changed to Essex International Inc.

      The Company, founded in 1930, is a leading developer, manufacturer and marketer of diversified electrical wire and cable products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for residential and commercial applications; copper voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks and industrial wire for applications in appliances, construction and recreational vehicles.

    Results of Operations

      Product Lines

      The following table sets forth for the three and six months ended June 30, 1996 and 1997, respectively, the dollar amounts of sales for each of the Company's major product lines:


                                                       Sales
                                        -----------------------------------
                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                         1996     1997      1996     1997
                                        ------   ------    ------   ------
                                                   (In millions)

    Building wire . . . . . . . . . .   $122.3   $203.3   $214.6    $385.8
    Magnet wire . . . . . . . . . . .     98.6    107.9    197.7     215.1



    Communication wire  . . . . . . .     41.4     50.7     85.6      89.3
    Automotive wire . . . . . . . . .     25.4     24.2     49.1      46.0
    Industrial wire . . . . . . . . .     16.4     35.1     31.5      65.0
    Other (a) . . . . . . . . . . . .     33.4     32.1     67.4      62.9
                                        ------   ------   ------    ------

    Total . . . . . . . . . . . . . .   $337.5   $453.3   $645.9    $864.1
                                        ======   ======   ======    ======

    ------------

    (a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

      Three Months Ended June 30, 1997

      Net sales for the second quarter 1997 were $453.3 million or 34.3% higher than the comparable period in 1996, due to improved sales volume, primarily attributable to the October 1996 acquisition of Triangle Wire and Cable, Inc. ("Triangle"), and improved product pricing partially offset by lower copper prices, the Company's principal raw material. During the second quarter 1997, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was $1.14 versus $1.16 for the comparable period in 1996, a 1.7% decline. Copper costs are generally passed on to customers through product pricing. Second quarter 1997 sales volume was at a record level and exceeded the second quarter 1996 by 26.2%. The Company's operating margin improved significantly during the second quarter 1997 to 10.9% from the second quarter 1996 of 7.0%. This improvement was due primarily to a significant improvement in building wire product pricing, certain lower manufacturing costs resulting from continued capital improvement programs and further cost reductions and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Building wire sales for the second quarter 1997 increased 66.2% as compared to the second quarter 1996 due primarily to improved sales volume and product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand exhibited continued strength during the second quarter 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the second quarter 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand, as well as reduced costs and improved productivity as a result of Triangle. The operations of Triangle have been integrated rapidly and effectively, contributing to such productivity improvement.

      Sales of magnet wire during the second quarter 1997 improved from the comparable 1996 period due primarily to higher sales volume partially offset by lower copper prices. Sales volume improvements were attributable to increased demand for magnet wire in most served markets due, in part, to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. The additional sales volume coupled with lower production costs provided improved magnet wire operating margins during the second quarter 1997 as compared to the second quarter 1996.

      Communication wire sales for the second quarter 1997 were above the comparable period in 1996 due to higher outside plant ("OSP") and data communication wire sales partially offset by reduced product pricing (without regard to copper costs). OSP sales volume was 33.3% higher than the second quarter 1996 which the Company believes is attributable to improved business conditions within this segment of the copper communication cable business. Second quarter 1997 data communication wire sales volume increased 21.3% as compared to the same period in 1996, reflecting increased product demand for expanding markets such as local area networks ("LANs"), Internet connectivity and other premise applications. Second quarter 1997 communication wire operating margins decreased from the second quarter 1996 due to competitive pricing pressure in high end data communication wire partially offset by higher sales volume.

      Automotive wire sales in the second quarter 1997 were below those in the comparable period in 1996 due primarily to reduced copper prices. Automotive operating margins improved due to the reduction of overhead expenses.

      Industrial wire sales in the second quarter 1997 were more than double the second quarter 1996 due primarily to increased sales volume attributable to Triangle. Industrial wire operating margins for the second quarter 1997 improved from the comparable period in 1996 due to higher sales volume and lower production costs partially offset by incremental selling and administrative costs associated with Triangle.

      Other sales in the second quarter 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, decreased primarily due to unusually mild seasonal weather conditions which have necessitated fewer repairs for motors, transformers and pumps.

      Cost of goods sold for the second quarter 1997 was 28.4% higher than the same period in 1996 due primarily to higher sales volume partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.3% and 80.7% in the second quarter 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing, as well as certain lower manufacturing costs attributable to continued capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have driven substantial improvements in productivity.

      Selling and administrative expenses for the second quarter 1997 were 30.9% above the comparable 1996 period, due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.5% in the second quarter of 1997, compared to 8.7% in the same period in 1996, reflecting the elimination of certain other Triangle general and administrative expenses and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Interest expense in the second quarter 1997 was essentially unchanged from 1996, as incremental borrowing costs to finance the Triangle acquisition were offset through reduced debt levels attributable to the proceeds received from the Offering and lower rates of interest on the Company's outstanding debt.

      Income tax expense was 40.1% of pretax income in the second quarter 1997 compared with 43.9% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

      Six Months Ended June 30, 1997

      Net sales for the first six months of 1997 were $864.1 million or 33.8% higher than the comparable period in 1996, due to improved sales volume, primarily attributable to Triangle, and improved product pricing partially offset by lower copper prices, the Company's principal raw material. During the first half of 1997, the average price of COMEX copper was $1.13 versus $1.17 for the comparable period in 1996, a 3.4% decline. Copper costs are generally passed on to customers through product pricing. First half 1997 sales volume was at record levels and exceeded the first half of 1996 by 30.5%. The Company's operating margin improved significantly during the first six months of 1997 to 10.7% from the first six months of 1996 of 7.0%. This improvement was due primarily to a significant improvement in building wire product pricing, certain lower manufacturing costs resulting from continued capital improvement programs and further cost reductions and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Building wire sales for the first six months of 1997 increased 79.8% as compared to the same period in 1996 due primarily to improved sales volume and product pricing (without regard to copper costs) partially offset by a decline in copper prices. A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand has exhibited continued strength during the first half of 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the first half of 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand, as well as reduced costs and improved productivity as a result of Triangle.

      Sales of magnet wire during the first six months of 1997 improved from the comparable 1996 period due primarily to higher sales volume partially offset by lower copper prices. Sales volume improvements were primarily attributable to greater magnet wire consumption for devices containing electric motors in the home and motor vehicles, along with increased consumer and governmental pressure for higher energy efficiency from these devices. Higher energy efficiency requires materially more magnet wire. The additional sales volume coupled with lower production costs provided improved magnet wire operating margins during the first half of 1997 as compared to the first half of 1996.

      Communication wire sales for the first six months of 1997 were above the comparable period in 1996 due to higher OSP and data communication wire sales partially offset by reduced copper prices. OSP sales volume for the first six months of 1997 approximated the comparable period in 1996 although the Company has experienced a recent surge in demand which the Company believes is attributable to improved business conditions within this segment of the copper communication cable market. First half 1997 data communication wire sales increased 11.6% with volume 18.8% higher as compared to the same period in 1996, reflecting increased product demand for expanding markets such as LANs, Internet connectivity and other premise applications. First half 1997 communication wire operating margins declined from the comparable period in 1996 due to the completion in 1996 of certain supply contracts which were not repeated in 1997 coupled with competitive pricing pressure in high end data communication wire.

      Automotive wire sales in the first six months of 1997 were below those in the comparable period in 1996 due primarily to reduced copper prices. Operating margins improved due to reduced overhead expenses. Although the Company believes North American automotive and light truck production for 1997 will approximate 1996 levels, it expects growth in sales of its automotive wire for the remainder of 1997 resulting from several contracts with both new and existing customers.

      Industrial wire sales in the first half of 1997 were more than double those in the comparable period in 1996 due to an increase in sales volume partially offset by the decline in copper prices. The increase in sales volume was primarily due to incremental sales attributable to Triangle. Industrial wire operating margins for the first half of 1997 improved from the comparable period in 1996 due to higher sales volume partially offset by incremental selling and administrative costs associated with Triangle.

      Other sales in the first six months of 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, decreased primarily due to unusually mild seasonal weather conditions which have necessitated fewer repairs for motors, transformers and pumps.

      Cost of  goods sold for  the first six months  of 1997 was  28.2% higher than the same period in 1996 due primarily to higher sales volume partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.1% and 80.6% in the first six months of 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as certain lower manufacturing costs attributable to continued capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have driven substantial improvements in productivity.

      Selling and administrative expenses for the first half of 1997 were 31.1% above the comparable 1996 period due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.7% in the first half of 1997, compared to 8.9% for the same period in 1996, reflecting the elimination of certain other Triangle general and administrative expenses and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Interest expense in the first six months of 1997 was 4.7% higher than the same period in 1996, as incremental borrowing costs to finance the Triangle acquisition were partially offset through reduced debt levels attributable to the proceeds received from the Offering and lower rates of interest on the Company's outstanding debt.

      Income tax expense was 39.8% of pretax income in the first half 1997 compared with 43.9% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

      General

      The Company's aggregate notes payable to banks and long-term debt at June 30, 1997 was $433.6 million, and its stockholder's equity was $193.8 million. The resulting ratio of debt to stockholder's equity improved to
    2.2 to 1 from 3.1 to 1 at December 31, 1996. As of June 30, 1997, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

      Credit Facilities and Lines of Credit

      The  Company maintains  the  following credit  facilities: (i) a  $370.0 million revolving credit agreement dated as of October 31, 1996, by and among the Company, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement") which was amended and restated effective April 23, 1997 (the "Restated Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement");
    (iii) a $12.0 million (Canadian dollar) credit agreement by and between a subsidiary of the Company and the Bank of Montreal (the "Canadian Credit Agreement"); and (iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $40.0 million.

      The Restated Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($7.6 million and $21.0 million outstanding, at June 30, 1997, respectively). The Restated Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. Based upon the specified leverage ratio at June 30, 1997, the Company's floating rate of interest for borrowings under the Restated Credit Agreement is LIBOR plus 0.5%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. Indebtedness under the Restated Credit Agreement is guaranteed by Essex International and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries. The

    Company's ability to borrow under the Restated Credit Agreement is restricted by the financial covenants contained therein as well as by certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). As of June 30, 1997, the Company had $109.4 million of undrawn capacity based upon a borrowing base of $323.0 million, reduced by outstanding borrowings under: (i) the Restated Credit Agreement ($185.0 million), (ii) unsecured bank lines of credit ($21.0 million) and (iii) the Canadian Credit Agreement ($7.6 million).

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

      As of June 30, 1997, $7.6 million (U.S. dollars) was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Restated Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

      The Company had $21.0 million outstanding of unsecured bank lines of credit as of June 30, 1997. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

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

      Operating Activities. Net cash provided by operating activities in the first half of 1997 was $47.6 million, compared to $12.6 million used for operating activities during the same period in 1996. The decrease in cash requirements was primarily the result of higher net income and an increase in a intercompany liability with Essex International, partially offset by higher accounts receivable and inventories associated with the Company's sales growth.

      Investing Activities. Capital expenditures of $14.2 million in the first six months of 1997 were $4.8 million more than the comparable period in 1996. Capital expenditures in 1997 are expected to be approximately 40% above 1996 levels and will be used for modernization projects to enhance efficiency, to support the newly acquired Triangle facilities and equipment and to expand capacity. At June 30, 1997, approximately $10.5 million was committed to outside vendors for capital expenditures. The Restated Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

      Financing Activities. The net proceeds of the Offering, after underwriting commissions and other associated expenses, were approximately $46.0 million, of which $29.5 million was used to repay the senior unsecured note agreement dated as of April 17, 1995, by and among the Company, Essex International, as guarantor, the lenders named therein and The Chase Manhattan Bank, as administrative agent (the "Term Loan") and the remaining proceeds were applied to the Company's revolving credit facility. The net proceeds were received from Essex International in the form of an intercompany transfer.

      Considerations Relating To Holdings' Cash Obligations

      Essex International is a holding company with no operations and virtually no assets other than its ownership of all the outstanding common stock of the Company. All such stock is pledged, however, to the lenders under the Restated Credit Agreement. Accordingly, Essex International's ability to meet its cash obligations is dependent on the Company's ability to pay dividends, to loan, or otherwise advance or transfer funds to Essex International in amounts sufficient to service Essex International's cash obligations.

      Essex International expects that it may receive certain cash payments from the Company from time to time to the extent cash is available and to the extent it is permitted under the terms of the Restated Credit Agreement and the Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between Essex International and the Company to enable Essex International to pay the Company's taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; and
    (iii) certain   other  amounts   to   meet  ongoing   expenses   of  Essex
    International (such amounts are considered to be immaterial both individually and in the aggregate, however, because Essex International has no operations, other than those conducted through the Company, or employees thereof). To the extent Essex International makes any such payments, it will do so out of operating cash flow, borrowings under the Restated Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Restated Credit Agreement and the Senior Note Indenture.

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

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      Item     Exhibit Index
      ----     -------------

      27.1     Financial Data Schedule

      (b)  Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                          (Registrant)




    August 12, 1997                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)