Form 10-Q
period 1997-09-30
ESSEX GROUP INC
filed 1997-11-07
CIK 33565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997
                                        or
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

                                               Number of Shares Outstanding
     Common Stock                                As of September 30, 1997
    --------------                             ----------------------------
    $.01 Par Value                                        100


                                ESSEX GROUP, INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Income . . . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operation  . . . . . . .   11

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   18

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                                 ESSEX GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,  September 30,
                                                                   1996           1997
    In Thousands of Dollars                                                   (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  2,899     $  5,587
       Accounts receivable (net of allowance of
        $5,239 and $5,890)  . . . . . . . . . . . . . . . . .      189,717      229,005
       Inventories  . . . . . . . . . . . . . . . . . . . . .      217,643      225,293
       Other current assets . . . . . . . . . . . . . . . . .       12,147       12,348
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      422,406      472,233


       Property, plant and equipment, (net of accumulated
        depreciation of $112,108 and $129,428)  . . . . . . .      280,489      277,337
       Excess of cost over net assets acquired (net of
        accumulated amortization of $17,388 and $20,550)  . .      126,619      124,282
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,501 and $3,789) . . .        7,417        5,792
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,294        3,805
                                                                  --------     --------

                                                                  $841,225     $883,449
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                         ESSEX GROUP, INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               December 31,  September 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                            (Unaudited)
    --------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 30,913     $ 42,951
       Current portion of long-term debt  . . . . . . . . . .       11,576        2,500
       Accounts payable . . . . . . . . . . . . . . . . . . .       71,243       76,765
       Accrued liabilities  . . . . . . . . . . . . . . . . .       64,313       71,827

       Deferred income taxes  . . . . . . . . . . . . . . . .       15,151       13,809
       Due to Essex International . . . . . . . . . . . . . .        5,153       61,074
                                                                  --------     --------

              Total current liabilities . . . . . . . . . . .      198,349      268,926

       Long-term debt . . . . . . . . . . . . . . . . . . . .      421,340      331,075

       Deferred income taxes  . . . . . . . . . . . . . . . .       58,043       52,667
       Other long-term liabilities  . . . . . . . . . . . . .       12,427       14,900

    Stockholder's equity:
       Common stock, par value $.01 per share; 1,000 shares
        authorized; 100 shares issued and outstanding; plus
        additional paid in capital  . . . . . . . . . . . . .      104,036      104,036
       Retained earnings  . . . . . . . . . . . . . . . . . .       47,030      111,845
                                                                  --------     --------


              Total stockholder's equity  . . . . . . . . . .      151,066      215,881
                                                                  --------     --------

                                                                  $841,225     $883,449
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                        -------------------  --------------------
       In Thousands of Dollars, Except Per Share Data     1996      1997       1996       1997
       -----------------------------------------------------------------------------------------
       Net sales . . . . . . . . . . . . . . . . . . .  $328,777  $445,166   $974,720  $1,309,275


       Cost of goods sold  . . . . . . . . . . . . . .   269,813   362,976    813,106   1,059,504

       Selling and administrative expenses . . . . . .    28,881    37,643     86,331     112,954
       Other (income) expense, net . . . . . . . . . .       507      (560)       310        (634)
                                                        --------  --------   --------  ----------

       Income from operations  . . . . . . . . . . . .    29,576    45,107     74,973     137,451
       Interest expense  . . . . . . . . . . . . . . .     9,555     8,562     29,879      29,836
                                                        --------  --------   --------  ----------


       Income before income taxes  . . . . . . . . . .    20,021    36,545     45,094     107,615
       Provision for income taxes  . . . . . . . . . .     8,500    14,500     19,500      42,800
                                                        --------  --------   --------  ----------

       Net income  . . . . . . . . . . . . . . . . . .  $ 11,521  $ 22,045   $ 25,594  $   64,815
                                                        ========  ========   ========  ==========


                            See Notes to Consolidated Financial Statements

                                           ESSEX GROUP, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                           -----------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . .       $25,594      $ 64,815
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      25,489        25,308
      Non cash interest expense . . . . . . . . . . . . .       1,585         1,500
      Non cash pension expense  . . . . . . . . . . . . .       2,170         2,774
      Provision for losses on accounts receivable . . . .         958         1,192
      Benefit for deferred income taxes . . . . . . . . .      (2,664)       (6,718)
      Loss on disposal of property, plant and equipment         1,045         1,217
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (15,572)      (40,480)
       Increase in inventories  . . . . . . . . . . . . .      (1,813)       (7,650)
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (5,349)       12,359
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (9,377)          306
       Increase in due to Essex International . . . . . .       2,980         9,899
                                                             --------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      25,046        64,522
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (15,677)      (22,981)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         405         3,328
     Acquisitions . . . . . . . . . . . . . . . . . . . .      (7,631)            -
     Other investments  . . . . . . . . . . . . . . . . .        (362)         (900)
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (23,265)      (20,553)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements












                                   ESSEX GROUP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                           -----------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     110,800       328,600
     Repayment of long-term debt  . . . . . . . . . . . .    (110,640)     (427,941)
     Proceeds from notes payable to banks . . . . . . . .     390,259       543,898
     Repayment of notes payable to banks  . . . . . . . .    (391,483)     (531,860)
     Proceeds from Essex International  . . . . . . . . .           -        46,022
                                                             --------      --------

     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .      (1,064)      (41,281)
                                                             --------      --------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .         717         2,688

    Cash and cash equivalents at beginning of period  . .       3,157         2,899
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 3,874      $  5,587
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

     On May 1, 1997, Essex International completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by certain existing shareholders. The net proceeds to Essex International, after underwriting commissions and other associated expenses, were approximately $46,022 of which $29,497 was used to repay the Company's senior unsecured note agreement and the remaining proceeds were applied to the Company's revolving credit facility. In connection with the Offering, BCP/Essex Holdings Inc.'s name was changed to Essex International Inc.

    NOTE 2  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Company management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1996 and 1997, respectively, and cash flows of the Company for the nine months ended September 30, 1996 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

    NOTE 3  INVENTORIES

     The components of inventories are as follows:


                                                December 31,    September 30,
                                                    1996            1997
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $171,213          $170,980
    Raw materials and work in process . . . .      56,840            56,621
                                                 --------          --------
                                                  228,053           227,601





    LIFO reserve  . . . . . . . . . . . . . .     (10,410)           (2,308)
                                                 --------          --------
                                                 $217,643          $225,293
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $214,695 at December 31, 1996 and September 30, 1997, respectively.

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

    NOTE 4  LONG-TERM DEBT

     Long-term debt consists of the following:

                                               December 31,     September 30,
                                                   1996             1997
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .           $200,000        $200,000
    Revolving loan  . . . . . . . . . . . .            179,900         114,200
    Lease obligation  . . . . . . . . . . .             21,250          19,375
    Term loan . . . . . . . . . . . . . . .             31,766               -
                                                      --------        --------
                                                       432,916         333,575
    Less: current portion . . . . . . . . .             11,576           2,500
                                                      --------        --------
                                                      $421,340        $331,075
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

     Through September 30, 1997,  the Company fully  complied with all of  the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

    NOTE 5  CONTINGENT LIABILITIES

     There are various claims and pending legal proceedings against the Company, including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 acquisition of

                                ESSEX GROUP, INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

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

     Since approximately 1990, the Company has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At September 30, 1997, the number of cases filed against the Company was 109 involving approximately 386 claims. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Introduction

     Essex Group, Inc. (the "Company") is a wholly owned subsidiary of Essex International Inc. ("Essex International") (formerly known as BCP/Essex Holdings Inc.). The principal asset of Essex International is all of the outstanding common stock of the Company.

     In October 1992, Essex International was acquired by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital Partners, L.P.), affiliates of Goldman, Sachs & Co., affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, Chase Equity Associates, and certain present and former employees of Essex.

     On May 1, 1997, Essex International completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by certain existing shareholders. The net proceeds to Essex International, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay the Company's senior unsecured note agreement and the remaining proceeds were applied to the Company's revolving credit facility. In connection with the Offering, BCP/Essex Holdings Inc.'s name was changed to Essex International Inc.

     The Company, founded in 1930, is a leading developer, manufacturer and marketer of diversified electrical wire and cable products. Among the Company's products are building wire for commercial and residential applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; copper voice and datacom wire; industrial wire for applications in appliances, construction, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks.

    Results of Operations

     Product Lines

     The following table sets forth for the three and nine months ended September 30, 1996 and 1997, respectively, the dollar amounts of sales for each of the Company's major product lines:


                                                       Sales
                                        -----------------------------------
                                       Three Months Ended Nine Months Ended
                                         September 30,      September 30,
                                         1996     1997      1996     1997
                                        ------   ------    ------   ------
                                                   (In millions)

    Building wire . . . . . . . . . .   $119.5   $203.7   $334.1    $589.5
    Magnet wire . . . . . . . . . . .     97.2    102.2    295.0     317.4
    Communication wire  . . . . . . .     43.0     52.7    128.6     142.0



    Industrial wire . . . . . . . . .     16.5     30.7     48.0      95.7
    Automotive wire . . . . . . . . .     21.4     24.3     70.5      70.3
    Other (a) . . . . . . . . . . . .     31.2     31.6     98.5      94.4
                                        ------   ------   ------  --------

    Total . . . . . . . . . . . . . .   $328.8   $445.2   $974.7  $1,309.3
                                        ======   ======   ======  ========


    ------------

    (a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

     Three Months Ended September 30, 1997

     Net sales for the third quarter 1997 were $445.2 million or 35.4% higher than the comparable period in 1996 on improved sales volume, better product pricing and higher copper prices, the Company's principal raw material. During the third quarter 1997, the average price per pound of copper on the New York Commodity Exchange, Inc. ("COMEX") was $1.02 versus $.91 for the comparable period in 1996, a 12.1% increase. Copper costs are generally passed on to customers through product pricing. Third quarter 1997 sales volume was at record levels exceeding the third quarter 1996 by 26.3%. This growth in sales volume was attributable to increased product demand across most of the Company's served markets and the October 1996 acquisition of Triangle Wire & Cable, Inc. ("Triangle"). The Company's operating margin, expressed as a percentage of net sales, improved significantly during the third quarter 1997 to 10.2% from 9.0% in the third quarter 1996. The improved operating margin resulted primarily from better conditions in the Company's building wire markets, economies of scale derived from higher sales volume and lower per unit manufacturing costs attributable to continued productivity improvements.

     Building wire sales for the third quarter 1997 increased 70.5% as compared to the third quarter 1996, due primarily to higher sales volume and copper prices and improved product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand exhibited continued strength during the third quarter 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the third quarter 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand and improved productivity. Additionally, the operations of Triangle have been integrated rapidly and effectively, contributing to such productivity improvement.

     Sales of magnet wire during the third quarter 1997 improved from the comparable 1996 period due primarily to higher sales volume and higher copper prices. Sales volume improvements were attributable to increased demand for magnet wire in most served markets due, in part, to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. Magnet wire operating margins improved during the third quarter 1997 as compared to the third quarter 1996 primarily due to lower production costs attributable to higher sales volume.

     Communication wire sales for the third quarter 1997 were above the comparable period in 1996 due to higher outside plant ("OSP") and datacom wire sales volume and higher copper prices. OSP sales volume was 16.1% higher than the third quarter 1996 which the Company believes is attributable to improved business conditions within this segment of the copper communication cable business. Third quarter 1997 datacom wire sales volume improved from the comparable period in 1996, reflecting increased product demand in expanding markets such as local area networks ("LANs"), Internet connectivity and other premise applications. Third quarter 1997 communication wire operating margins decreased from the third quarter 1996 due to competitive pricing pressure in high end datacom wire, partially offset by lower production costs attributable to higher sales volume.

     Industrial wire sales in the third quarter 1997 were more than double the third quarter 1996 due primarily to increased sales volume attributable to Triangle. Industrial wire operating margins for the third quarter 1997 remain unchanged from the comparable period in 1996.

     Automotive wire sales in the third quarter 1997 were above those in the comparable period in 1996 due primarily to improved sales volume and higher copper prices. Automotive operating margins improved due to a reduction in overhead expenses. Additionally, in conjunction with its recent QS 9000 certification, the unit has become an approved supplier to Delphi Packard, the primary wire harness supplier to General Motors.

     Other sales in the third quarter 1997 increased from the comparable period in 1996 due primarily to higher distribution business unit sales of electrical insulation products.

     Cost of goods sold for the third quarter 1997 was 34.5% higher than the same period in 1996 due primarily to higher sales volume and higher copper prices. The Company's cost of goods sold as a percentage of net sales was 82.1% and 81.5% in the third quarter 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing, as well as lower per unit manufacturing costs attributable to continued productivity programs, including capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have resulted in substantial improvements in productivity.

     Selling and administrative expenses for the third quarter 1997 were 30.3% above the comparable 1996 period, due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.5% in the third quarter of 1997, compared to 8.8% in the same period in 1996, reflecting general and administrative economies of scale derived from higher sales volume and improved building wire market conditions.

     Interest expense in the third quarter 1997 was 10.4% below the comparable period in 1996. The reduction in interest expense was due to lower debt levels and lower rates of interest on the Company's outstanding debt. The Company's average rate of interest for the third quarter 1997 declined nearly 40 basis points from the third quarter 1996 due primarily to an improved leverage ratio resulting in a reduced interest "spread" over LIBOR, as defined, on the Company's senior credit facilities. Debt has been reduced due to the application of the proceeds received in the Offering, as well as a portion of the strong cash flows provided by operating activities, partially offset by incremental borrowings to finance the acquisition of Triangle. See "Liquidity, Capital Resources and Financial Condition" within this section.

     Income tax expense was 39.7% of pretax income in the third quarter 1997 compared with 42.5% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

     Nine Months Ended September 30, 1997

     Net sales for the first nine months of 1997 were $1,309.3 million or 34.3% higher than the comparable period in 1996 resulting from improved sales volume and better product pricing. Copper prices were essentially unchanged. During the first nine months of 1997, the average price per pound of COMEX copper was $1.09 versus $1.08 for the comparable period in 1996. First nine months 1997 sales volume was at record levels, exceeding the first nine months of 1996 by 29.0%. This growth in sales volume was attributable to increased product demand across most of the Company's served markets and Triangle. The Company's operating margin, expressed as a percentage of net sales, improved significantly during the first nine months of 1997 to 10.5% from 7.7% in the first nine months of 1996. The improved operating margin resulted primarily from better conditions in the Company's building wire markets, economies of scale derived from higher sales volume and lower per unit manufacturing costs attributable to continued productivity improvements.

     Building wire sales for the first nine months of 1997 increased 76.4% as compared to the same period in 1996 due primarily to improved sales volume and product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand has exhibited continued strength during the first nine months of 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the first nine months of 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand and improved productivity as a result of Triangle.

     Sales of magnet wire during the first nine months of 1997 improved from the comparable 1996 period due primarily to higher sales volume. Sales volume improvements were attributable to increased demand for magnet wire in most served markets, particularly the transformer and generator markets. The Company attributes most of this strong demand to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. Higher energy efficiency within electric motors requires materially more magnet wire. Magnet wire operating margins improved during the first nine months of 1997 as compared to the first nine months of 1996 primarily due to lower production costs associated with higher sales volume.

     Communication wire sales for the first nine months of 1997 were above the comparable period in 1996 due to higher OSP and datacom wire sales volume. OSP sales volume for the first nine months of 1997 was 13.8% higher than the comparable period in 1996 which the Company believes is attributable to improved business conditions within the repair and replacement segment of the copper communication cable market. First nine months 1997 datacom wire sales volume increased 12.4% compared to the same period in 1996, reflecting increased product demand for expanding markets such as LANs, Internet connectivity and other premise applications. Communication wire operating margins in the first nine months of 1997 declined from the comparable period in 1996 due to the completion in 1996 of certain OSP supply contracts which were not repeated in 1997 coupled with competitive pricing pressure in high end datacom wire.

     Industrial wire sales in the first nine months of 1997 were nearly double those in the comparable period in 1996 due to an increase in sales volume of which a substantial portion was attributable to Triangle. Industrial wire operating margins for the first nine months of 1997 remained essentially unchanged from the comparable period in 1996.

     Automotive wire sales in the first nine months of 1997 approximated those in the comparable period in 1996. United States and Canadian light vehicle production for the first nine months of 1997 declined about two percent from the same period last year, but is expected to approximate 1996 levels by year end. This business unit has had considerable success expanding its customer sales base of automotive wire harness
    manufacturers.    Operating  margins  improved  due  to  reduced  overhead
    expenses.

     Other sales in the first nine months of 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, declined due, in part, to unusually mild seasonal weather conditions which necessitated fewer repair parts for motors, transformers and pumps.

     Cost of goods sold for the first nine months of 1997 was 30.3% higher than the same period in 1996 due primarily to higher sales volume. The Company's cost of goods sold as a percentage of net sales was 83.4% and 80.9% in the first nine months of 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as lower per unit manufacturing costs attributable to continued productivity programs, including capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, thereby driving substantial improvements in productivity.

     Selling and administrative expenses for the first nine months of 1997 were 30.8% above the comparable 1996 period due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.6% in the first nine months of 1997, compared to 8.9% for the same period in 1996, reflecting general and administrative economies of scale derived from higher sales volume and improved building wire market conditions.

     Interest expense in the first nine months of 1997 approximated the same period in 1996. Incremental borrowings to finance the acquisition of Triangle were offset by lower rates of interest on the Company's outstanding debt and reduced debt levels due to the application of the proceeds received from the Offering and a portion of the strong cash flows provided by operating activities. The Company's average rate of interest for the first nine months of 1997 declined 50 basis points from the comparable period in 1996 due to an improved leverage ratio resulting in a reduced interest "spread" over LIBOR, as defined, on the Company's senior credit facilities.

     Income tax expense was 39.8% of pretax income in the first nine months of 1997 compared with 43.2% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

     General

     The Company's aggregate notes payable to banks and long-term debt at September 30, 1997 was $376.5 million, and its stockholder's equity was $215.9 million. The resulting ratio of debt to total capitalization improved to 64% from 75% at December 31, 1996. As of September 30, 1997, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

     Credit Facilities and Lines of Credit

     The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement dated as of October 31, 1996, by and among the Company, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement") which was amended and restated effective April 23, 1997 (the "Restated Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between the Company and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement");
    (iii) a $15.0 million (U.S. dollar) credit agreement by and between a subsidiary of the Company and the Bank of Montreal (the "Canadian Credit Agreement"); and (iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $50.0 million.

     The Restated Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($8.0 million and $35.0 million outstanding, at September 30, 1997, respectively). The Restated Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted
    Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. Based upon the specified leverage ratio at September 30, 1997, the Company's floating rate of interest for borrowings under the Restated Credit Agreement is LIBOR plus 0.375%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. Indebtedness under the Restated Credit Agreement is guaranteed by Essex International and all of the Company's subsidiaries, and is secured by a pledge of the capital stock of the Company and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries. The Company's ability to borrow under the Restated Credit Agreement is restricted by the financial covenants contained therein as well as by certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). As of September 30, 1997, the Company had $147.2 million of undrawn capacity based upon a borrowing base of $304.4 million, reduced by outstanding borrowings under: (i) the Restated Credit Agreement ($114.2 million), (ii) unsecured bank lines of credit ($35.0 million) and (iii) the Canadian Credit Agreement ($8.0 million).

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

     As of September 30, 1997, $8.0 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian

    Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Restated Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

     The Company had $35.0 million outstanding of unsecured bank lines of credit as of September 30, 1997. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

     Cash Flow and Working Capital

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the remainder of 1997 and for 1998.

     Operating Activities. Net cash provided by operating activities in the first nine months of 1997 was $64.5 million, compared to $25.0 million during the same period in 1996. The increase in cash provided by operating activities was primarily the result of higher net income and accrued liabilities, partially offset by higher accounts receivable and inventories associated with the Company's sales growth.

     Investing Activities. Capital expenditures of $23.0 million in the first nine months of 1997 were $7.3 million more than the comparable period in 1996. Capital expenditures in 1997 are expected to be approximately 50% above 1996 levels and will be used to improve manufacturing efficiency, support the newly acquired Triangle facilities and equipment and expand capacity. At September 30, 1997, approximately $12.9 million was committed to outside vendors for capital expenditures. The Company sold an idle plant during 1997 realizing $2.7 million in net proceeds. The Restated Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

     Financing Activities. The net proceeds of the Offering, after underwriting commissions and other associated expenses, were approximately $46.0 million, of which $29.5 million was used to repay the senior unsecured note agreement dated as of April 17, 1995, by and among the Company, Essex International, as guarantor, the lenders named therein and The Chase Manhattan Bank, as administrative agent (the "Term Loan"). The remaining proceeds were applied to the Company's revolving credit facility. The net proceeds were received from Essex International in the form of an intercompany transfer.

     Considerations Relating to Essex International's Cash Obligations

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

     Long-Term Liquidity Considerations

     The Senior Notes mature in 2003 and at the option of the Company may be redeemed commencing in May 1998, in whole or in part, at redemption prices ranging from 103.75% of principal in 1998 to 100% in 2001. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement.

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



                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Item     Exhibit Index
              ----     -------------

              4.9         Amendment  No. 1  dated as  of June  1, 1997  to the
    Agreement
                         and  Lease between  Mellon  Leasing  Corporation  and
    Essex
                         Group, Inc.

              4.10     Amendment No. 2 dated as of September 2, 1997 to the
                         Agreement   and   Lease    between   Mellon   Leasing
    Corporation
                         and Essex Group, Inc.

              27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K:

              No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX GROUP, INC.
                                            (Registrant)




    November 7, 1997                      /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)